Form 10-Q
period 2000-09-30
ASIA GLOBAL CROSSING LTD
filed 2000-11-20
CIK 1113836

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934



                       COMMISSION FILE NUMBER: 000-31689


                            ASIA GLOBAL CROSSING LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            BERMUDA                                     98-022-4159
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)



                                  WESSEX HOUSE
                                 45 REID STREET
                             HAMILTON HM12, BERMUDA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (441) 296-8600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of November 15, 2000: 555,125,125 shares.

================================================================================

                   ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX



                                                                                 Page
                                                                                 ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
        Condensed Consolidated Statements of Operations ....................        3
        Condensed Consolidated Balance Sheets ..............................        4
        Condensed Consolidated Statements of Cash Flows ....................        5
        Condensed Consolidated Statements of Comprehensive Income ..........        6
        Notes to Condensed Consolidated Financial Statements ...............        7
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..............................................       13
Item 3. Quantitative and Qualitative Disclosures about Market Risk .........       19


PART II. OTHER INFORMATION


Item 1. Legal Proceedings ..................................................       20
Item 2. Changes in Securities and Use of Proceeds ..........................       20
Item 3. Defaults Upon Senior Securities ....................................       20
Item 4. Submission of Matters to A Vote of Security Holders ................       20
Item 5. Other Information ..................................................       20
Item 6. Exhibits and Reports on Form 8-K ...................................       20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                          ------------------------------    ------------------------------
                                                              2000             1999              2000             1999
                                                          -------------    -------------    -------------    -------------
REVENUE ...............................................   $      21,775    $          --    $     130,455    $          --
                                                          -------------    -------------    -------------    -------------
EXPENSES:
  Cost of sales .......................................          13,344               --           98,194               --
  Operations, administration and maintenance ..........          12,301               --           36,499               --
  Sales and marketing .................................           1,193               --            3,021               --
  Network development .................................           1,484               --            2,497               --
  General and administrative ..........................          15,375               66           30,310               66
  Depreciation and amortization .......................           5,513               --           13,539               --
                                                          -------------    -------------    -------------    -------------
                                                                 49,210               66          184,060               66
                                                          -------------    -------------    -------------    -------------
OPERATING LOSS ........................................         (27,435)             (66)         (53,605)             (66)
EQUITY IN LOSS OF AFFILIATES ..........................              --             (804)              --           (3,199)
MINORITY INTEREST .....................................           2,486               --           (9,632)              --
OTHER INCOME (EXPENSE):
  Interest income .....................................           3,236            3,306           11,427            8,745
  Interest expense ....................................            (463)              --           (1,551)              --
  Other income (expense) ..............................             229               --              (76)              --
                                                          -------------    -------------    -------------    -------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES .......         (21,947)           2,436          (53,437)           5,480
  Provision for income taxes ..........................          (1,353)              --           (1,353)              --
                                                          -------------    -------------    -------------    -------------
NET INCOME (LOSS) .....................................   $     (23,300)   $       2,436    $     (54,790)   $       5,480
                                                          =============    =============    =============    =============
INCOME (LOSS) PER COMMON SHARE:
  Income (loss) applicable to common shareholders
    Basic and diluted .................................   $       (0.05)   $        0.01    $       (0.12)   $        0.01
                                                          =============    =============    =============    =============
  Shares used in computing income (loss) per share
    Basic and diluted .................................     450,000,000      450,000,000      450,000,000      450,000,000
                                                          =============    =============    =============    =============


See accompanying notes to these unaudited condensed consolidated financial statements.

                   ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               2000             1999
                                                                           -------------    ------------
                                                                            (UNAUDITED)
ASSETS:
  Current assets:
    Cash and cash equivalents ........................................      $   103,782       $  9,784
    Restricted cash and cash equivalents .............................           57,271             --
    Accounts receivable, net .........................................           24,480             --
    Receivable from affiliates .......................................           88,561         89,735
    Other assets .....................................................           15,423          1,170
                                                                            -----------       --------
      Total current assets ...........................................          289,517        100,689
                                                                            -----------       --------
  Restricted cash and cash equivalents ...............................           18,462        138,118
  Property and equipment, net ........................................        1,685,272        101,598
  Deferred finance fees, net .........................................           21,969             --
  Other assets .......................................................           39,401             --
  Investments in affiliate ...........................................               --        263,438
                                                                            -----------       --------
      Total assets ...................................................      $ 2,054,621       $603,843
                                                                            ===========       ========

LIABILITIES:
  Current liabilities:
    Accrued construction costs .......................................      $   230,699       $     --
    Accounts payable and accrued liabilities .........................           16,472          1,131
    Deferred revenue .................................................            5,103             --
    Payable to affiliates ............................................           21,909        101,402
                                                                            -----------       --------
      Total current liabilities ......................................          274,183        102,533
                                                                            -----------       --------
  Long-term debt .....................................................          750,000             --
  Long-term deferred revenue .........................................          142,681             --
  Other long-term liabilities ........................................            1,421             --
  Loan payable to affiliates .........................................            9,780             --
                                                                            -----------       --------
      Total liabilities ..............................................        1,178,065        102,533
                                                                            -----------       --------

MINORITY INTEREST ....................................................          150,026             --
                                                                            -----------       --------
SHAREHOLDER'S EQUITY:
    Common stock, par value $.01 per share, 450,000,000 shares authorized, issued and outstanding as of September 30, 2000
      and December 31, 1999, respectively ............................            4,500          4,500
    Additional paid in capital .......................................          753,684        473,653
    Retained earnings (accumulated deficit) ..........................          (31,633)        23,157
    Cumulative translation adjustment ................................              (21)            --
                                                                            -----------       --------
      Total shareholder's equity .....................................          726,530        501,310
                                                                            -----------       --------
      Total liabilities and shareholder's equity .....................      $ 2,054,621       $603,843
                                                                            ===========       ========


See accompanying notes to these unaudited condensed consolidated balance sheets.

                   ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    FOR THE NINE MONTHS ENDED
                                                                   --------------------------
                                                                    SEPTEMBER       SEPTEMBER
                                                                    30, 2000         30, 1999
                                                                   -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................      $   (54,790)      $  5,480
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization ...........................           13,539             --
    Provision for doubtful accounts .........................              820             --
    Non-cash cost of capacity sold ..........................           98,194             --
    Equity in loss of affiliates ............................               --          3,174
    Minority interest .......................................            9,632             --
    Changes in operating assets and liabilities:
      Accounts receivable ...................................          (18,901)            --
      Receivable from affiliates ............................           62,274             --
      Other assets ..........................................          (25,253)            --
      Deferred revenue ......................................          137,930             --
      Accounts payable and accrued liabilities ..............            8,889             --
      Payable to affiliates .................................          (87,072)            --
                                                                   -----------       --------
      Net cash provided by operating activities .............          145,262          8,654
                                                                   -----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from consolidating Pacific Crossing Ltd. ....              606             --
  Change in restricted cash and cash equivalents ............           80,299             --
  Purchase of property and equipment ........................         (450,870)       (12,000)
  Acquisition of minority share in affiliate ................          (20,585)            --
  Cash paid for investments .................................          (25,000)            --
                                                                   -----------       --------
      Net cash used in investing activities .................         (415,550)       (12,000)
                                                                   -----------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital contribution ........................          280,032             --
  Minority interest in investment in affiliates .............           84,275             --
                                                                   -----------       --------
      Net cash provided by financing activities .............          364,307             --
                                                                   -----------       --------
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS ...........              (21)            --
                                                                   -----------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........           93,998         (3,346)

CASH AND CASH EQUIVALENTS, beginning of period ..............            9,784          5,378
                                                                   -----------       --------
CASH AND CASH EQUIVALENTS, end of period ....................      $   103,782       $  2,032
                                                                   ===========       ========
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Decrease in accrued construction costs ....................      $    69,882       $     --
  Amortization of deferred finance costs ....................            3,409             --
  Costs incurred for property and equipment .................         (524,161)       (12,000)
                                                                   -----------       --------
  Cash for property and equipment ...........................      $  (450,870)      $(12,000)
                                                                   ===========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid and capitalized .............................      $    50,968       $     --
                                                                   ===========       ========
  Interest paid (net of capitalized interest) ...............      $     1,162       $     --
                                                                   ===========       ========
  Cash paid for taxes .......................................      $        --       $     --
                                                                   ===========       ========
Details of consolidating Pacific Crossing Ltd.:
  Assets consolidated .......................................      $ 1,124,138       $     --
  Liabilities consolidated ..................................         (945,903)            --
                                                                   -----------       --------
                                                                   $   178,235       $     --
                                                                   ===========       ========


              See accompanying notes to these unaudited condensed
                       consolidated financial statements.

                   ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)
                                   (Unaudited)



                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                       -----------------------      -----------------------
                                                         2000           1999          2000           1999
                                                       --------       --------      --------       --------
Net income (loss) ...............................      $(23,300)      $  2,436      $(54,790)      $  5,480
  Foreign currency translation adjustment .......          (455)            --           (21)            --
                                                       --------       --------      --------       --------
Comprehensive income (loss) .....................      $(23,755)      $  2,436      $(54,811)      $  5,480
                                                       ========       ========      ========       ========



                    See accompanying notes to these unaudited
                  condensed consolidated financial statements.

                   ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1)     ORGANIZATION AND BACKGROUND

Nature of Business

     Asia Global Crossing Ltd. (the "Company" or "Asia Global Crossing") intends to be the first pan-Asian telecommunications carrier to provide telecommunications services, including Internet, data, voice and web-hosting services to wholesale and business customers. Asia Global Crossing owns 64.5% of Pacific Crossing-1, a 21,000 kilometer undersea cable connecting the United States to Japan. The Company is constructing East Asia Crossing, a 17,000 kilometer undersea fiber optic cable that is expected to connect Japan to Hong Kong by the end of 2000. The Company expects to extend East Asia Crossing to Taiwan and Korea in the first half of 2001 and at a later time, to Malaysia, the Philippines and Singapore, and if when regulations permit, China. Both of these systems will be seamlessly connected to the Global Crossing network, which, including Pacific Crossing-1 and East Asia Crossing, consists of 162,544 announced route kilometers which will serve five continents, 27 countries and more than 200 major cities.

Formation of the Joint Venture

        On September 8, 1999, Asia Global Crossing Ltd. was formed as a wholly owned subsidiary of Asia Global Crossing Holdings Ltd., an indirect wholly owned subsidiary of Global Crossing Ltd. ("Global Crossing"). On November 24, 1999, Asia Global Crossing Holdings Ltd. became a joint venture owned by Global Crossing, Softbank Corp. ("Softbank") and Microsoft Corporation ("Microsoft") (collectively, the "Founding Shareholders") who at the time owned 93.0%, 3.5% and 3.5% of Asia Global Crossing Holdings Ltd., respectively. In October 2000, the Company completed its initial public offering ("IPO"). (see note 6)

        Upon the formation of the joint venture, Microsoft and Softbank were each issued 1,750,000 shares of Class B common stock of Asia Global Crossing Holdings Ltd. for $175.0 million in cash paid by each of Microsoft and Softbank. Global Crossing received 46,500,000 shares of Class A common stock and 1,000 shares of Class C common stock of Asia Global Crossing Holdings Ltd. in consideration for, among other things, (1) its entire interest in Pacific Crossing Ltd. and (2) its development rights with respect to East Asia Crossing. The 1,000 shares of Class C common stock were subsequently transferred to The Goldman Sachs Group, Inc.

        Also, upon the formation of the joint venture, Microsoft and Softbank entered into a capacity commitment agreement to purchase capacity on the Global Crossing systems in an aggregate amount of $200 million over a three-year period from the date Pacific Crossing-1 is able to carry trans-Pacific traffic.

        On April 1, 1998, GCT Pacific Holdings Ltd. ("GCT Pacific") was formed as a wholly-owned subsidiary of Global Crossing to hold Global Crossing's interest in Pacific Crossing-1. Global Crossing contributed GCT Pacific to the Company upon formation of the joint venture. Since Asia Global Crossing and GCT Pacific are entities under the common control of Global Crossing, Asia Global Crossing's consolidated financial statements are presented as if it were in existence on April 1, 1998, the date of inception of GCT Pacific, similar to a pooling of interests. On September 28, 1999, Asia Global Crossing completed a 100 for 1 stock split. All share and per share information have been adjusted to reflect the split retroactively.

Pacific Crossing-1

        At December 31, 1999, Pacific Crossing-1 was owned by Pacific Crossing Ltd., a joint venture among GCT Pacific, SCS (Bermuda) Ltd. and Marubeni Pacific Cable Limited, all Bermuda companies (collectively, the "Pacific Crossing-1 Shareholders"), who owned 50.0%, 14.5% and 35.5% of Pacific Crossing Ltd., respectively. In addition to directly and indirectly owning 57.8% of Pacific Crossing-1 through GCT Pacific, before January 1, 2000, the Company's investment in Pacific Crossing Ltd. was accounted for as interest in affiliates under the equity method of accounting because it was not able to exercise effective control over Pacific Crossing Ltd. In March 2000, the Company increased its interest in Pacific Crossing Ltd. to 64.5% by acquiring the remaining interest in SCS Bermuda Ltd., and the Pacific Crossing-1 Shareholder agreement was amended, which enabled the Company to exercise effective control over Pacific Crossing Ltd. As a result, Pacific Crossing Ltd. has been consolidated as of January 1, 2000.

                   ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 2000
                                   (Unaudited)

East Asia Crossing

        On December 17, 1999, Asia Global Crossing awarded KDD Submarine Cable Systems Inc. a construction contract to build East Asia Crossing, to connect Japan, Hong Kong, Taiwan, and Korea, and will have the potential to connect into China, if and when regulations permit. On September 22, 2000, the Company entered into an agreement with NEC Corporation of Japan to extend East Asia Crossing to Singapore, Malaysia and the Philippines. The contract is worth approximately $475 million on a turnkey basis. Under the terms of the contract, NEC will connect Hong Kong to Singapore in ready-for-service condition in the fourth quarter of 2001. This contract with NEC is expected to add approximately 8,000 kilometers of undersea fiber optic cable to the system, bringing East Asia Crossing to approximately 19,500 kilometers.

Joint Venture with Exodus Communications, Inc.

        On September 27, 2000, the Company entered into an agreement with Exodus Communications, Inc. ("Exodus") that provides for the creation of a joint venture company to be owned 33% by the Company and 67% by Exodus. The joint venture company, to be known as Exodus Asia-Pacific, will offer a full suite of Internet operations outsourcing services to customers in Asia, including web-hosting services, managed service offerings, professional services and content distribution. The Company will be the principal supplier of bandwidth to Exodus Asia-Pacific. Under the agreement, the Company and Exodus have agreed to contribute to the joint venture all current and future web-hosting and certain other assets in the joint venture's territory.


(2)     BASIS OF PRESENTATION

        The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary to fairly present the results of operations, financial position and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 1999 thereto included in the Company's Form S-1 (Registration No. 333-37666).


(3)     SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition -- Revenue from capacity purchase agreements ("CPAs") that meet the criteria of sales-type lease accounting are recognized in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when (i) the purchaser obtains the right to use the capacity, which can only be suspended if the purchaser fails to pay the full purchase price or fulfill its contractual obligations, (ii) the purchaser is obligated to pay operations, administration and maintenance ("OA&M") costs and
(iii) the segment of a system related to the capacity purchased is available for service. Certain customers who have entered into CPAs for capacity have paid deposits toward the purchase price which have been included as deferred revenue in the accompanying consolidated balance sheets. The Company follows the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 66 Accounting for Sales of Real Estate" for contracts which qualify for sales-type lease accounting.

        Segment Reporting -- The Company is a single segment operating company providing telecommunications services. For all periods prior to September 30, 2000, the Company's revenue has been principally derived from sales of wholesale capacity to telecommunications carriers.

        Impairment of Long-Lived Assets -- The Company periodically evaluates whether facts and circumstances have occurred that indicate the carrying amount of a long-lived asset may be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cashflow is required. During the three and nine months ended September 30, 2000, the Company wrote down $3 million and $41 million, respectively, of long-lived assets related to accrued losses on sales contracts.

                   ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 2000
                                   (Unaudited)

        Development Stage Company -- The Company was in its development stage until December 1999 when the first segment of Pacific Crossing-1 became ready for commercial service, and Pacific Crossing Ltd. began generating revenue.

        Pending Accounting Standards -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which is required to be adopted by the Company in the quarter ended December 31, 2000. SAB 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The adoption of this new requirement is not expected to have a material impact on the financial position or results of operations of the Company.

        In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133", which deferred SFAS No. 133's effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The Company is currently evaluating the impact of adopting this standard.


(4)     PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                SEPTEMBER 30,     DECEMBER 31,
                                                   2000              1999
                                                ------------      -----------
                                                 (UNAUDITED)
Terrestrial capacity .....................      $    69,224       $    10,795
Deposits on subsea capacity ..............               --            48,000
Construction in progress .................        1,287,131            42,803
Subsea transmission equipment ............          325,225                --
Leasehold improvements ...................            6,858                --
Furniture, fixtures and equipment ........            9,914                --
                                                -----------       -----------
  Total property and equipment ...........        1,698,352           101,598
  Less: accumulated depreciation .........          (13,080)               --
                                                -----------       -----------
  Total property and equipment, net ......      $ 1,685,272       $   101,598
                                                ===========       ===========


(5)     RELATED PARTY TRANSACTIONS

        Shareholders Agreement

        The Founding Shareholders are parties to a shareholders agreement, which contains important provisions relating to, among other things, the governance of the Company's business. The shareholders agreement details, among other things, the composition of the Company's Board of Directors, actions requiring the approval of directors appointed by Microsoft and Softbank, the preparation of strategic plans, activities in which the Founding Shareholders are prohibited from engaging in Asia without each other's consent, additional obligations of Microsoft and Softbank to the Company, Asia Global Crossing's obligation to purchase certain technology from Microsoft, and restrictions on the transfer of Asia Global Crossing's common stock.

        Shared Services and Operating Agreement

        Global Crossing Ltd. and the Company entered into an agreement that governs the relationship between the companies and their respective subsidiaries and affiliates, including provision of network services, coordination and use of bundled service offerings, marketing, pricing of service offerings and strategies, branding, rights with respect to intellectual property and other shared technology and operational, maintenance and administrative services.

                   ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 2000
                                   (Unaudited)

        Affiliate Transactions for Network Capacity

        During its normal course of business, Asia Global Crossing and its subsidiaries purchase and sell network capacity from and to affiliates. The Company, through one of its wholly owned subsidiaries, purchases terrestrial network capacity in Japan from Global Access Limited, a 49.0%-owned affiliate of the Company upon closing of the IPO, and Pacific Crossing-1 network capacity from Pacific Crossing Ltd., a 64.5%-owned affiliate of the Company. The prices of Global Access Limited capacity were determined by Asia Global Crossing and Global Access Limited, and the prices of Pacific Crossing-1 capacity were determined by Asia Global Crossing and Pacific Crossing Ltd. Prices are reviewed and adjusted periodically based on market conditions. The Company and its subsidiaries sell network capacity directly and indirectly through Global Crossing Ltd. and its affiliates, to third-party customers. Receivables and payables from/to affiliates are primarily related to these transactions.

        Revenue from the sales of capacity to Global Crossing for the three and nine months ended September 30, 2000 was $14.9 million and $89.5 million, respectively. The Company purchased approximately $15.4 million and $69.2 million of capacity from Global Crossing and Global Access Limited during the three and nine months ended September 30, 2000. There was no revenue or purchases with related parties for the three and nine months ended September 30, 1999.

        Corporate Services

        Certain affiliated companies, which are indirect wholly-owned subsidiaries of Global Crossing Ltd., provide Asia Global Crossing with general corporate services, including accounting, legal, human resources, information systems services and other office functions. The related charges are allocated to the Company based on estimated usage of the common resources. The estimated usage factors are agreed upon on a periodic basis. Management believes that the allocation methodology is reasonable. For the three and nine months ended September 30, 2000, the related charges totaled $1.8 million and $4.1 million, respectively. There were no related charges for the three and nine months ended September 30, 1999. Had the Company provided these management services on a stand alone basis, there could be no assurance that these costs would be the same.

        Maintenance Agreements

        Pacific Crossing Ltd. has entered into OA&M agreements with Global Access Ltd. and with Global Crossing Network Center, Ltd. ("GCNC"), a subsidiary of Global Crossing Ltd., whereby Global Access Limited and GCNC are obligated to provide operating, administration and maintenance functions for Pacific Crossing-1. The OA&M agreement with GCNC is for an initial term of eight years with two renewal periods of five years each at the Company's option. The OA&M agreement with Global Access Limited is for an initial term of eight years with two renewal periods of eight and one-half years each at the Company's option. The OA&M costs related to this agreement are expensed as incurred. Pacific Crossing Ltd. recorded an expense of $1.5 million and $10.8 million for the three months ended September 30, 2000 and $4.5 million and $32.3 million for the nine months ended September 30, 2000, under the agreement with Global Access Limited and GCNC, respectively.

(6)     SUBSEQUENT EVENTS

        On October 12, 2000, the Company completed its initial public offering ("IPO") in which it sold 68 million shares of its Class A common stock at a price of $7.00 per share. The net proceeds of the IPO, which the Company received on October 12, 2000, after deducting underwriting discounts, commissions and costs were approximately $452 million. On November 8, 2000, an additional 500,000 shares at $7.00 per share were sold in connection with the exercise of the underwriters' over-allotment option. The additional net proceeds were approximately $3.3 million after deducting the underwriters' discounts and commissions.

        Concurrently with the completion of the IPO, the Company reorganized its share capital as follows:

        (1) the authorized share capital of the Company increased from $12 thousand to $25.2 million, with the authorized share capital consisting of (a) 1,200,000,000 shares of Class A common stock,
                (b) 1,200,000,000 shares of Class B common stock and (c) 120,000,000 shares of preferred stock;

        (2) the 1,200,000 shares of the Company's already issued and outstanding common stock were redesignated as Class B common stock, and the Company issued 448,800,000 shares of Class B common stock to Asia Global Crossing Holdings Ltd.;

        (3) Asia Global Crossing Holdings Ltd. repurchased its shares of Class A common stock and Class C common stock held by Global Crossing and shares of Class D common stock held by Microsoft;

                   ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 2000
                                   (Unaudited)

        (4) in return for the repurchase of such shares, Asia Global Crossing Holdings Ltd. transferred to Global Crossing Ltd. 279,000,000 shares of Class B common stock of the Company and to Microsoft 85,500,000 shares of Class B common stock of the Company. The shares were originally held by Asia Global Crossing Holdings Ltd., which became a wholly-owned subsidiary of Softbank after the IPO;

        (5) the Company issued to Global Crossing Ltd. 36,625,125 shares of Class B common stock of the Company in return for the transfer of shares of Pacific Crossing Holdings Ltd., a subsidiary of Global Crossing Ltd., which included the interest in Global Access Limited which was contributed to the Company at the time of the IPO;

        (6) Class A common stockholders have a right to one vote per share, while holders of Class B common stock have a right to 10 votes per share;

        (7) the Company had a 375 for 1 stock split. All share and per share information have been adjusted to reflect the stock split retroactively.

        Concurrent with the closing of the IPO, the Company issued a series of senior unsecured notes ("Senior Notes") at a price of 97.990%. The Senior Notes have a face value of $408 million, mature on October 15, 2010 and bear an interest rate of 13.375%. Interest on the Senior Notes is payable on April 15 and October 15 of each year, beginning April 15, 2001.

        At the completion of the IPO, the Founding Shareholders contributed their respective interests in Hutchison Global Crossing to the Company. Also, Global Crossing Ltd. contributed its interest in Global Access Limited to the Company. The Company indemnified Global Crossing Ltd. for certain contingent liabilities that may arise relating to the contribution of its interest in Hutchison Global Crossing. Additionally, the Company purchased from Global Crossing Ltd. all outstanding shareholder loans it made to Hutchison Global Crossing and Global Access Limited.

        Concurrently with the closing of the IPO, the Company entered into two subordinated notes ("Subordinated Notes") with Global Crossing. Under the terms of the Subordinated Notes, Global Crossing committed to loan the Company up to $200 million under each note which can be reduced in an amount based on any net cash proceeds received by the Company from (a) the issuance of any shares of the Company's capital stock subsequent to the Company's IPO (excluding any shares sold as part of the exercise by the underwriters of their over-allotment option in connection with the IPO) and (b) the issuance of any indebtedness which meet certain conditions under the terms of the Subordinated Notes. One of the Subordinated Notes is available for borrowings until certain conditions are met and the second Subordinated Note is available for borrowings until December 31, 2002. The Subordinate Notes mature on April 15, 2011 and bear interest at a rate of 14.875%. Interest shall be payable in cash semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2001. Interest due on or before October 15, 2005 will be settled by increasing the outstanding principal amount.

        On October 12, 2000, the Asia Global Crossing Ltd. 2000 Stock Incentive Plan (the "Plan") was made effective. The Plan is administered by the Company's Board of Directors, which may delegate its duties in whole or in part to any subcommittee solely consisting of at least two individuals who are non-employee directors within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and outside directors within the meaning of Section 162 (m) of the Internal Revenue Code. The Plan allows the Board of Directors to make awards of stock options and stock appreciation rights, which can be granted either in conjunction with, or independent of, stock options, and other stock-based awards to any individual who is selected by the Board of Directors to participate the Plan.

        In light of the unfavorable market conditions at the time of the IPO, the Company subsequently determined to amend the formula pursuant to which the number of shares of its Class A common stock underlying options (the "Option Shares") is granted to employees. Previously, the number of Option Shares the Company authorized for each employee was calculated by dividing a specified amount for each employee by the IPO price of its Class A common stock, $7.00 per share. Pursuant to the amended option formula, the number of each employee's option shares will be calculated by dividing such employee's specified option amount by $10.00. The effect of this amendment is to decrease the percentage of outstanding Option Shares held by (a) the Company's five most highly compensated employees from 5.43% to 4.07% of its total outstanding shares and (b) all of the Company's employees from 7.85% to 5.49% of its total outstanding shares.

        A total of approximately 83.2 million shares are currently authorized for issuance under the Plan. As of the date of the IPO, approximately 30.5 million shares of options have been granted under the Plan. The maximum number of shares for which options and stock appreciation rights may be granted during each calendar year to any participant is 5,000,000 shares. No award may be granted under the Plan after the tenth anniversary of its effective date, but awards granted before that date may extend beyond that date.

                   ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 2000
                                   (Unaudited)


        (7)     PRO FORMA FINANCIAL INFORMATION

        Upon the completion of the IPO, the Founding Shareholders contributed their respective interests in Hutchison Global Crossing to the Company. Also, Global Crossing contributed its interest in Global Access Limited to the Company. These contributions will be accounted for by the Company in a manner similar to a pooling of interests. Further, as of January 1, 2000, Pacific Crossing Ltd. has been consolidated by the Company.

        The unaudited summarized consolidated statements of operations of Pacific Crossing Ltd., Global Access Limited and Hutchison Global Crossing are as follows:

                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                         ----------------------------       -------------------------
                                           2000               1999            2000            1999
                                         ---------       ------------       ---------       ---------
PACIFIC CROSSING LTD.

    Revenue .......................      $  17,838       $         --       $ 125,388       $      --
                                         =========       ============       =========       =========
    Operating income (loss) .......      $  (6,606)      $     (2,789)      $  26,953       $  (4,425)
                                         =========       ============       =========       =========
    Net income (loss) .............      $  (6,241)      $     (3,393)      $  27,875       $  (7,541)
                                         =========       ============       =========       =========

GLOBAL ACCESS LIMITED

    Revenue .......................      $   6,936       $         --       $  15,024       $      --
                                         =========       ============       =========       =========
    Operating income (loss) .......      $  (4,253)      $     (2,904)      $ (11,673)      $  (7,430)
                                         =========       ============       =========       =========
    Net income (loss) .............      $  (4,996)      $     (2,933)      $ (13,123)      $  (7,457)
                                         =========       ============       =========       =========

HUTCHISON GLOBAL CROSSING

    Revenue .......................      $  32,192       $     28,638       $  91,987       $  79,170
                                         =========       ============       =========       =========
    Operating income (loss) .......      $ (10,360)      $     (8,070)      $ (27,531)      $ (19,731)
                                         =========       ============       =========       =========
    Net income (loss) .............      $ (10,693)      $     (9,872)      $ (27,510)      $ (24,518)
                                         =========       ============       =========       =========


        The following table presents an unaudited pro forma summary of statements of operations as if these contributions and the consolidation of Pacific Crossing Ltd. occurred as of the earliest period presented. These pro forma statements are intended for informational purposes only and are not necessarily indicative of the future results of the Company or of the results of the Company that would have occurred had these contributions and the consolidation of Pacific Crossing Ltd. been in effect for the full periods presented.

                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                            --------------------------------      --------------------------------
                                                                2000               1999               2000               1999
                                                            -------------      -------------      -------------      -------------
Revenue .................................................   $      21,775      $          --      $     130,455      $          --
                                                            =============      =============      =============      =============
Operating income (loss) .................................   $     (27,435)     $      (2,855)     $     (53,605)     $      (4,491)
                                                            =============      =============      =============      =============
Net income (loss) .......................................   $     (36,281)     $      (9,793)     $     (90,533)     $     (26,941)
                                                            =============      =============      =============      =============
Income (loss) applicable to common shareholders --
   basic and diluted ....................................   $       (0.08)     $       (0.02)     $       (0.20)     $       (0.06)
                                                            =============      =============      =============      =============
Shares used in computing income (loss) per share --
   basic and diluted ....................................     450,000,000        450,000,000        450,000,000        450,000,000
                                                            =============      =============      =============      =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        We were formed in November 1999 and have a limited operating history. Upon our formation, Global Crossing contributed GCT Pacific to us, which was then a wholly owned subsidiary of Global Crossing and which held Global Crossing's interest in Pacific Crossing Ltd. GCT Pacific was a holding company and did not have any operations. Since we and GCT Pacific are entities under common control, our consolidated financial statements include information relating to GCT Pacific as if we were in existence on April 1, 1998, the date of inception of GCT Pacific, in a method similar to a pooling of interests.

        In December 1999, the first segment of Pacific Crossing-1 began commercial service allowing Pacific Crossing Ltd. to recognize revenue on sales of capacity. Before January 1, 2000, our investment in Pacific Crossing Ltd. was accounted for under the equity method; consequently, our revenue did not include Pacific Crossing Ltd. revenue. In March 2000, we increased our interest in Pacific Crossing Ltd. to 64.5%, and the Pacific Crossing Ltd. shareholders agreement was amended to give us effective control over Pacific Crossing Ltd. As a result, we have consolidated Pacific Crossing Ltd. as of January 1, 2000. Since we did not consolidate Pacific Crossing Ltd. results in 1999, the comparability of our historical results for the nine-month periods ended September 30, 2000 and September 30, 1999 is limited. Before December 1999, Pacific Crossing Ltd. had no revenues.

        Currently, a significant portion of our cash revenue is from the sale of wholesale capacity to carrier customers on Pacific Crossing-1. Once East Asia Crossing and future systems become operational, additional revenue will be generated from these systems. The revenue from these systems will be offset by additional costs including cost of capacity, selling, general and administrative costs and other operational costs.

        We expect that wholesale bandwidth pricing in the trans-Pacific market is likely to continue to decline in future years as a result of the increasing supply of trans-Pacific bandwidth capacity. We expect similar price declines in other markets in which we will operate. Although prices are expected to continue to decline, we anticipate that the impact to our revenue will be offset by the increasing demand for bandwidth capacity. Our revenue through the end of year 2000 will be primarily derived from the sale of wholesale bandwidth capacity on Pacific Crossing-1. In fiscal year 2001, we expect a significant portion of our revenue growth to be derived from the sale of wholesale bandwidth capacity on East Asia Crossing and other services, including Internet, data, voice and web hosting services, to wholesale and business customers.

        We monitor our financial performance using certain metrics which reflect our performance and liquidity on a consolidated basis, and on a proportionate ownership basis, reflecting our interests in our consolidated and non-consolidated affiliates.

        Cash Revenue refers to revenue plus incremental cash deferred revenue, which is the incremental change in deferred revenue relating to cash receipts. We present Cash Revenue because it is a financial indicator used by investors and analysts to compare companies on the basis of cash receipts from sales of capacity and services. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP.

        Adjusted EBITDA is defined as operating income (loss), plus goodwill amortization, depreciation and amortization, non-cash cost of capacity sold, stock related expenses and incremental cash deferred revenue. This definition is consistent with financial covenants contained in our significant financing agreements. We present Adjusted EBITDA because it is a financial indicator used by investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that Adjusted EBITDA is an additional, meaningful measure of performance and liquidity. We use Adjusted EBITDA to monitor our compliance with our financial covenants. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

        Proportionate Cash Revenue represents the sum of our ownership percentage of the Cash Revenue of each member of the Combined Entities (on a pro forma basis, includes Asia Global Crossing, Hutchison Global Crossing, and Global Access Limited) after eliminating certain inter-company transactions. Cash Revenue not assigned to specific systems is excluded.

        Proportionate Adjusted EBITDA reflects the sum of our ownership percentage of the Adjusted EBITDA of each member of the Combined Entities after eliminating certain inter-company transactions. Cash Revenue not assigned to specific systems is excluded.

        Group Customer Cash Revenue represents the total of all Cash Revenue received by us and our non-consolidated affiliates from third parties without reference to our ownership percentages.

        We believe these proportionate metrics are relevant given the importance of joint venture operations in achieving our business objectives. In calculating these proportionate metrics, cash received by any member of the Combined Entities for capacity purchases on specific systems are treated as cash received by the companies which provide the capacity. Cash received which may be applied to capacity purchases on systems to be specified at a future time, are not included in calculating Proportionate Cash Revenue or Proportionate Adjusted EBITDA, as we cannot determine our ownership of the systems on which these payments will be applied. At the end of the current quarter, a total of $39.8 million of cash deferred revenue resulted from cash receipts for which the customers may select systems at a future time.

        The following table presents this unaudited pro forma selected financial data as if the consolidation of Pacific Crossing Ltd., and the contribution of Hutchison Global Crossing and Global Access Limited occurred as of the earliest period presented.

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   -------------------------       -------------------------
                                                                     2000            1999            2000            1999
                                                                   ---------       ---------       ---------       ---------
  Revenue ...................................................      $  21,775       $      --       $ 130,455       $      --
                                                                   =========       =========       =========       =========
  Proportionate Cash Revenue ................................      $  57,652       $  14,319       $ 208,599       $  39,585
                                                                   =========       =========       =========       =========
  Proportionate Adjusted EBITDA .............................      $   9,011       $  (5,593)      $  86,617       $ (11,663)
                                                                   =========       =========       =========       =========
  Group Customer Revenue ....................................      $ 125,220       $  28,638       $ 418,749       $  79,170
                                                                   =========       =========       =========       =========
  Cash paid for capital expenditures ........................      $ 183,040       $  12,000       $ 450,870       $  12,000
                                                                   =========       =========       =========       =========
Revenue:
    Sales-type leases .......................................      $  16,983       $      --       $ 122,344       $      --
    Services ................................................          2,229              --           2,751              --
    Operations, administration and maintenance ..............          2,563              --           5,360              --
                                                                   ---------       ---------       ---------       ---------
    Total revenue ...........................................      $  21,775       $      --       $ 130,455       $      --
                                                                   =========       =========       =========       =========
Adjusted EBITDA:
    Operating income (loss) .................................      $ (27,435)      $  (2,855)      $ (53,605)      $  (4,491)
    Depreciation and amortization ...........................          5,513              --          13,539              --
    Non-cash cost of capacity sold ..........................         13,344              --          98,194              --
    Incremental cash deferred revenue .......................         50,791              --         116,904              --
                                                                   ---------       ---------       ---------       ---------
    Adjusted EBITDA .........................................      $  42,213       $  (2,855)      $ 175,032       $  (4,491)
                                                                   =========       =========       =========       =========
Proportionate Cash Revenue:
    Cash Revenue ............................................      $  72,566       $      --         247,359       $      --
    Minority interest in Cash Revenue .......................        (11,217)             --         (56,434)             --
    Proportionate Cash Revenue from non-consolidated
      joint ventures ........................................         23,612          14,319         100,255          39,585
    Elimination adjustments with affiliates .................         (2,309)             --         (42,781)             --
    Incremental cash deferred revenue from payments for
      non-specific capacity .................................        (25,000)             --         (39,800)             --
                                                                   ---------       ---------       ---------       ---------
    Proportionate Cash Revenue ..............................      $  57,652       $  14,319       $ 208,599       $  39,585
                                                                   =========       =========       =========       =========
Proportionate Adjusted EBITDA:
    Adjusted EBITDA .........................................      $  42,213       $  (2,855)      $ 175,032          (4,491)
    Minority interest in Adjusted EBITDA ....................         (6,382)            990         (42,493)          1,571
    Proportionate Adjusted EBITDA from non-consolidated
       joint ventures .......................................            489          (3,728)         36,659          (8,743)
    Elimination adjustments with affiliates .................         (2,309)             --         (42,781)             --
    Incremental cash deferred revenue from payments for
      non-specific capacity .................................        (25,000)             --         (39,800)             --
                                                                   ---------       ---------       ---------       ---------
    Proportionate Adjusted EBITDA ...........................      $   9,011       $  (5,593)      $  86,617       $ (11,663)
                                                                   =========       =========       =========       =========



RECENT FINANCIAL ACCOUNTING DEVELOPMENTS

        As a result of Financial Accounting Standards Board ("FASB") Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"), which became effective July 1, 1999, we have accounted for revenue from terrestrial circuits sold after that date as operating leases and have amortized that revenue over the terms of the related contracts, even though typically we receive the full sales price in cash at the time of activation of these circuits.

        We offer our customers flexible bandwidth products to multiple destinations and anticipate that many of the contracts for subsea circuits entered into will be part of a service offering. Therefore, we anticipate that many of these contracts will not meet the criteria of sales-type lease accounting and will be accounted for as operating leases. Consequently, we will defer revenue related to those circuits and amortize that revenue over the appropriate term of the contract. Accordingly, we will treat cash that we have received but not recognized as deferred revenue. In certain circumstances, should a contract meet all of the requirements of sales-type lease accounting, we will recognize revenue without deferral upon payment and activation. None of the accounting practices described above affect our cash flows.

        The principal effect of the change in the type of contracts offered to our customers beginning on January 1, 2000 is that an increasing percentage of our capacity sales will be accounted for as operating leases rather than sales-type leases, resulting in more revenue from those sales being deferred into future periods than was previously the case. Accordingly, this change in contract terms will reduce revenue recognized upon activation of the circuits in earlier periods and increase revenue recognized in later periods.

        In June 1999, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133", which deferred SFAS No. 133's effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. We are currently evaluating the impact of adopting this standard.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which is required to be adopted by the Company in the quarter ended December 31, 2000. SAB 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The adoption of this new requirement is not expected to have a material impact on our financial position or results of operations.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

        Revenue. Revenue for the three months ended September 30, 2000 was $21.8 million which was primarily from sales of Pacific Crossing-1 capacity. Of this amount, $17.0 million in revenue was recognized using sales-type lease accounting, while the remaining $4.8 million in revenue was accounted for using service accounting.

        Pro forma Proportionate Cash Revenue for the three months ended September 30, 2000 and 1999 were $57.7 million and $14.3 million, respectively. The growth was primarily due to sales of Pacific Crossing-1 capacity, which was not ready for service until the fourth quarter of 1999. Pro forma Group Customer Revenue grew 337% to $125.2 million in the current quarter from $28.6 million for the same quarter of 1999. The increase was primarily attributed to sales of network capacity in 2000.

        Cost of sales. Cost of sales for the three months ended September 30, 2000 was $13.3 million which relates primarily to sales of Pacific Crossing-1 capacity. There was no cost of sales for the three months ended September 30, 1999 since there were no sales.

        Operations, administration and maintenance. Operations, administration and maintenance expense for the three months ended September 30, 2000 was $12.3 million, which was related to the costs to provide operating, administration and maintenance functions for Pacific Crossing-1. There was no operations, administration and maintenance expense in the three months ended September 30, 1999 because Pacific Crossing Ltd. was not consolidated in 1999.

        General and administrative. General and administrative costs for the three months ended September 30, 2000 were $18.1 million, which consisted principally of salaries and employee benefits reflecting our staffing for multiple systems, travel costs, professional fees and shared corporate service charges allocated from Global Crossing. The general and administrative costs for the three months ended September 30, 1999 were insignificant since we were formed in September 1999.

        Depreciation and amortization. Depreciation and amortization expense was $5.5 million for the three months ended September 30, 2000 relating primarily to Pacific Crossing-1. There was no depreciation expense for the three months ended September 30, 1999 because Pacific Crossing-1 was not ready for service at the time.

        Equity in income (loss) of affiliates. There was no equity in income
(loss) of affiliates for the three months ended September 30, 2000 due to our consolidation of Pacific Crossing Ltd. as of January 1, 2000. Equity in loss of affiliates for the three months ended September 30, 1999 was $0.8 million representing primarily our equity interest in Pacific Crossing Ltd.'s net loss.

        Minority interest. Minority interest for the three months ended September 30, 2000 was $2.5 million which primarily represents our joint venture partners' equity interest in the losses of Pacific Crossing Ltd. We did not have any minority interest until we consolidated Pacific Crossing Ltd. in January 2000.

        Interest income. Interest income of $3.2 million for the three months ended September 30, 2000 relates primarily to returns on invested cash contributed from Microsoft and Softbank and restricted cash for the construction of Pacific Crossing-1. Interest income of $3.3 million for the three months ended September 30, 1999 relates primarily to the returns on invested restricted cash for the construction of Pacific Crossing-1.

        Interest expense. Interest expense of $0.5 million for the three months ended September 30, 2000 relates to the Pacific Crossing-1 credit facility. There was no interest expense for the three months ended September 30, 1999 because Pacific Crossing Ltd. was not consolidated.

        Provision for income taxes. Bermuda does not impose a statutory income tax, and consequently no provision for income taxes was recorded for entities incorporated in Bermuda. We established a full valuation allowance as of September 30, 2000 for all entities incurring a net loss and operating in taxing jurisdictions to offset tax benefits recorded by entities without an operating history. A valuation allowance is necessary until such time as we can quantify any potential tax attributes related to the operating losses and the realizability of those potential attributes. During the three months ended September 30, 2000, we recognized a provision for income taxes of $1.4 million to provide for taxes on profits earned from telecommunication services where subsidiaries of the Company have a presence in taxable jurisdictions.

        Net income (loss). For the three months ended September 30, 2000, our net loss was $23.3 million as compared to net income of $2.4 million for the three months ended September 30, 1999.

        Proportionate Adjusted EBITDA. For the three months ended September 30, 2000, we reported pro forma Proportionate Adjusted EBITDA of $9.0 million. The pro forma Proportionate Adjusted EBITDA for the three months ended September 30, 1999 was $(5.6) million.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

        Revenue. Revenue for the nine months ended September 30, 2000 was $130.5 million which was primarily from sales of Pacific Crossing-1 capacity. Of this amount, $122.3 million in revenue were recognized using sales-type lease accounting, while the remaining $8.2 million in revenue were accounted for using service accounting.

        Pro forma Proportionate Cash Revenue for the nine months ended September 30, 2000 and 1999 were $208.6 million and $39.6 million, respectively. The growth was primarily due to sales of Pacific Crossing-1 capacity, which was not ready for service until the fourth quarter of 1999. Pro forma Group Customer Revenue grew 429% to $418.7 million during the nine months ended September 30, 2000 from $79.2 million for the same period of 1999. The increase was primarily attributed to sales of network capacity in 2000.

        Cost of sales. Cost of sales for the nine months ended September 30, 2000 was $98.2 million which relates primarily to sales of Pacific Crossing-1 capacity and a $40.5 million charge for losses on sales. In June 2000, we reduced the carrying value of certain purchased capacity held for sale from $48 million to $10 million. In 1999, when the capacity was originally purchased it was our intention to re-sell it to third party customers. Subsequent to the acquisition of this capacity, our business plan changed primarily due to the expanded construction of our Asian networks. In June 2000, based upon the changes in our network and business plan, we determined that we had no alternative use for this capacity and entered into discussions for its sale to various third party customers. Accordingly, we recognized a loss of $38.0 million in respect of the excess of the carrying value of the capacity over its current fair value of $10.0 million. In September 2000, all such purchased capacity was sold and an additional loss of $2.5 million was recognized. There was no cost of sales for the nine months ended September 30, 1999 since there was no sales activity.

        Operations, administration and maintenance. Operations, administration and maintenance expense was $36.5 million for the nine months ended September 30, 2000 which was related to the costs to provide operating, administration and maintenance functions for Pacific Crossing-1. There was no operations, administration and maintenance expense for the nine months ended September 30, 1999 because Pacific Crossing Ltd. was not consolidated.

        General and administrative. General and administrative costs for the nine months ended September 30, 2000 were $35.8 million, which consisted principally of salaries and employee benefits reflecting our staffing for multiple systems, travel costs, professional fees and shared corporate service charges allocated from Global Crossing. The general and administrative costs for the nine months ended September 30, 1999 were insignificant since we were formed in September 1999.

        Depreciation and amortization. Depreciation and amortization expense was $13.5 million for the nine months ended September 30, 2000 relating primarily to Pacific Crossing-1. There was no depreciation and amortization expense for the nine months ended September 30, 1999 because Pacific Crossing-1 was not ready for service.

        Equity in income (loss) of affiliates. There was no equity in income
(loss) of affiliates for the nine months ended September 30, 2000 due to our consolidation of Pacific Crossing Ltd. as of January 1, 2000. Equity in loss of affiliates for the nine months ended September 30, 1999 was $3.2 million representing primarily our equity interest in Pacific Crossing Ltd.'s net loss.

        Minority interest. Minority interest for the nine months ended September 30, 2000 was ($9.6) million which primarily represents our joint venture partners' equity interest in the income of Pacific Crossing Ltd. We did not have any minority interest until we consolidated Pacific Crossing Ltd. in January 2000.

        Interest income. Interest income of $11.4 million for the nine months ended September 30, 2000 relates primarily to returns on invested cash contributed by Microsoft and Softbank and restricted cash for the construction of Pacific Crossing-1. Interest income of $8.7 million for the nine months ended September 30, 1999 relates primarily to the returns on invested restricted cash for the construction of Pacific Crossing-1.

        Interest expense. Interest expense of $1.6 million for the nine months ended September 30, 2000 relates to the Pacific Crossing-1 credit facility. There was no interest expense for the nine months ended September 30, 1999 because Pacific Crossing Ltd. was not consolidated.

        Provision for income taxes. Bermuda does not impose a statutory income tax, and consequently no provision for income taxes was recorded for entities incorporated in Bermuda. We established a full valuation allowance as of September 30, 2000 for all entities incurring a net loss and operating in taxing jurisdictions to offset tax benefits recorded by entities without an operating history. A valuation allowance is necessary until such time as we can quantify any potential tax attributes related to the operating losses and the realizability of those potential attributes. During the nine months ended September 30, 2000, we recognized a provision for income taxes of $1.4 million to provide for taxes on profits earned from telecommunication services where subsidiaries of the Company have a presence in taxable jurisdictions.

        Net income (loss). For the nine months ended September 30, 2000, our net loss was $54.8 million as compared to net income of $5.5 million for the nine months ended September 30, 1999.

        Proportionate Adjusted EBITDA. For the nine months ended September 30, 2000, we reported pro forma Proportionate Adjusted EBITDA of $86.6 million. The pro forma Proportionate Adjusted EBITDA for the nine months ended September 30, 1999 was $(11.7) million.


LIQUIDITY AND CAPITAL RESOURCES

        We estimate the cost of Pacific Crossing-1 to be approximately $1.1 billion. We have fully financed Pacific Crossing-1 through shareholder equity investments and the $850 million Pacific Crossing-1 credit facility, under which $750 million was outstanding at September 30, 2000.

        We estimate the cost of East Asia Crossing connecting Japan, Hong Kong, Taiwan, Korea, Malaysia, the Philippines and Singapore to be approximately $1.3 billion over the next two years.

        On October 12, 2000, we completed our IPO in which we sold 68 million shares of our Class A common stock at a price of $7.00 per share. The net proceeds of the IPO after deducting underwriting discounts, commissions and costs were approximately $452 million. Concurrent with the IPO, we issued Senior Notes for net proceeds of approximately $389 million. The Senior Notes with a face value of $408 million will mature on October 15, 2010 and bear an interest rate of 13.375%. Interest on the Senior Notes is payable on April 15 and October 15 of each year, beginning April 15, 2001. We have used and are using the proceeds of these offerings for the construction of our network, the expansion of our business and general corporate purposes.

        Concurrently with the closing of the IPO, we entered into two subordinated notes ("Subordinated Notes") with Global Crossing. Under the terms of the Subordinated Notes, Global Crossing committed to loan us up to $200 million under each note which can be reduced by Global Crossing in an amount based on any net cash proceeds received by us from (a) the issuance of any shares of the our capital stock subsequent to our IPO (excluding any shares sold as part of the exercise by the underwriters of their overallotment option in connection with the IPO) and (b) the issuance of any indebtedness which meet certain conditions under the terms of the Subordinated Notes. One of the Subordinated Notes is available for borrowings until certain conditions are met and the second Subordinated Note is available for borrowings until December 31, 2002. The Subordinate Notes mature on April 15, 2011 and bear interest at a rate of 14.875%. Interest shall be payable in cash semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2001; provided that interest due on or before October 15, 2005 will be settled by increasing the outstanding principal amount. We are permitted to use the proceeds of the credit facility to pay a portion of the costs of building our network, operating expenses, interest on the credit facility and other indebtedness and general corporate purposes.

        We have extended limited amounts of financing to customers in connection with certain capacity sales. Our customer financing terms may provide for installment payments of up to four years. We believe that our extension of financing to our customers will not have a material effect on our liquidity.

        Cash provided by operating activities was $145.3 million and $8.7 million for the nine months ended September 30, 2000 and 1999, respectively. The balances principally represent cash received from capacity sales and interest income received, less general and administrative expenses paid.

        Cash used in investing activities was $415.6 million and $12.0 million for the nine months ended September 30, 2000 and 1999, respectively. The balances primarily represent cash paid for construction in progress, purchases of property and equipment and cash paid for investments. The increase in cash used in investing activities primarily relates to construction activities and business expansions.

        Cash provided by financing activities was $364.3 million for the nine months ended September 30, 2000 and none for the nine months ended September 30, 1999, respectively. The increase in cash provided by financing activities primarily relates to capital contributions from shareholders and joint venture partners.

        As of September 30, 2000, we had $103.8 million in cash and cash equivalents and $75.7 million in restricted cash and cash equivalents.

        We have a substantial amount of indebtedness. Based upon the current level of operations, our management believes that our cash flows from operations, together with the net proceeds from our IPO and Senior Notes, available borrowings under Pacific Crossing-1 credit facility, and if necessary, Subordinated Notes, will be adequate to meet our anticipated requirements for working capital, capital expenditures, discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. Also, there can be no assurance that our business and our continued ability to raise capital will be adequate to meet our anticipated requirements for working capital, capital expenditures, discretionary investments, interest payments and scheduled principal payments for the foreseeable future. If we are unable to meet our current capital needs, we may be required to reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing.


INFLATION

        Management does not believe that its business is impacted by inflation to a significantly different extent than the general economy.


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        The Company has included "forward-looking statements" throughout this quarterly report filed on Form 10-Q. These forward-looking statements describe management's intentions, beliefs, expectations or predictions for the future. The Company uses the words "believe," "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include:

        - the ability to complete systems within the currently estimated time frames and budgets;

        - the ability to compete effectively in a rapidly evolving and price competitive marketplace;

        -       changes in business strategy;

        - changes in the nature of telecommunications regulation in the United States, Asia and other countries;

        -       the successful integration of newly-acquired businesses; and

        -       the impact of technological change.

This list is only an example of some of the risks, uncertainties and assumptions that may affect the Company's forward-looking statements. The Company undertakes no obligation to update any forward-looking statements made by it.

        Reference is made to the Company's Registration Statement on Form S-1 (333-37666) as amended, on October 6, 2000, for a more complete discussion of the risks, uncertainties and other factors that may affect the Company's business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions.

                                                                                                                      FAIR VALUE
EXPECTED MATURITY DATES                    2000      2001      2002      2003       2004    THEREAFTER    TOTAL   SEPTEMBER 30, 2000
-----------------------                  --------  --------  --------  --------   --------  ----------   -------- ------------------
    (IN THOUSANDS)
DEBT
Non Current -- US$ denominated

Pacific Crossing Credit Facility               --  $ 83,260  $ 93,260  $113,260   $118,260   $341,960    $750,000    $750,000
  Average interest rates -- variable                                                                           (1)

DERIVATIVE INSTRUMENTS
Interest rate swap floating for fixed

Contract notional amount                       --       --        --        --    $500,000         --    $500,000    $519,596
  Fixed rate paid by counterparty                                                                              (2)
  Floating rate paid by us                                                                                    5.0%


(1) The interest rates are one month US dollar LIBOR + 2.25 -- 2.50%, which were 8.9 -- 9.1% as of September 30, 2000.

(2) The interest rate is one month United States dollar LIBOR, which was 6.6% as of September 30, 2000.


FOREIGN CURRENCY RISK

        For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations.

        For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. As of and for the nine months ended September 30, 2000 and 1999, the translation adjustments were immaterial. Foreign currency transaction gains and losses are included in the statements of operations as incurred.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not presently subject to any material legal claims or proceedings.

Item 2. Changes in Securities and Use of Proceeds

        On October 6, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File Number 333-37666), relating to the initial public offering of the Company's Class A common stock, $0.01 par value. The managing underwriters in the initial public offering were Goldman, Sachs & Co. and Salomon Smith Barney. The offering was completed on October 12, 2000 and all 68,000,000 shares covered by the Registration Statement were sold by the Company at $7.00 per share. The net proceeds from the initial public offering were approximately $452 million, after deducting the underwriters' discounts and commissions and estimated offering expenses payable by us of approximately $24 million in the aggregate. On November 7, 2000, an additional 500,000 shares at $7.00 per share were sold in connection with the exercise of the underwriters' over-allotment option. The additional net proceeds were approximately $3.3 million, after deducting the underwriters' discounts and commissions.

        Concurrent with the closing of the IPO, the Company issued a series of unsecured notes (the "Senior Notes") at a price of 97.490%. The Senior Notes have a face value of $408 million, mature on October 15, 2010 and bear an interest rate of 13.375%. Interest on the Senior Notes is payable on April 15 and October 15 of each year.

        We expect to use the net proceeds of the offerings as follows:

-       approximately $610 million for the construction of our network;

- approximately $125 million to make investments in telecommunications and Internet companies, and related businesses;

- approximately $9.6 million to repay outstanding indebtedness under shareholder loans at an interest rate of LIBOR plus 2%;

- up to approximately $79 million to purchase from Global Crossing shareholder loans and future commitments it made to Hutchison Global Crossing and Global Access Limited. The shareholder loans to Hutchison Global Crossing bear an interest rate equal to the Hong Kong Dollar Interbank Offered Rate, or HIBOR. The shareholder loans to Global Access Limited bear an interest rate equal to 1.5% above the long-term prime lending rate quoted by the Industrial Bank of Japan; and

- the balance for general corporate purposes, including the funding of operating losses.

        Pending those uses, we intend to invest the net proceeds in direct or guaranteed obligations of the United States, interest-bearing, investment-grade instruments or certificates of deposit.

        Since we cannot specify with certainty the precise manner in which the net proceeds will be allocated, our management will have broad discretion in the application of the net proceeds.


Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5. Other Information

         In light of the unfavorable market conditions at the time of the IPO, we subsequently determined to amend the formula pursuant to which the number of shares of our Class A common stock underlying options (the "Option Shares") is granted to employees. Previously, the number of Option Shares we authorized for each employee was calculated by dividing a specified amount for each employee by the IPO price of our Class A common stock, $7.00 per share. Pursuant to the amended option formula, the number of each employee's option shares will be calculated by dividing such employee's specified option amount by $10.00. The effect of this amendment is to decrease the percentage of outstanding Option Shares held by (a) our five most highly compensated employees from 5.43% to 4.07% of our total outstanding shares and (b) all of our employees from 7.85% to 5.49% of our total outstanding shares.

Item 6. Exhibits And Reports On Form 8-K

(a)      Exhibits

Exhibit
Number    Description

3.1*      Memorandum of Association of the Company, dated September 24, 1998.
3.2*      Form of Amended and Restated Bye-laws of the Company, dated October
          12, 2000.
3.3*      Memorandum of Increase in the Share Capital of the Company.
4.1*      Form of Specimen Certificate for Company's Class A Common Stock.
4.2*      Indenture relating to the Company's 13.375% senior notes due 2010.
4.3 Registration Rights Agreement among the Company and investors named therein, dated October 12, 2000.
4.4       Form of Subordinated Note-A, dated October 12, 2000.
4.5       Form of Subordinated Note-B, dated October 12, 2000.
10.1* Form of Shareholders Agreement, dated as of October 12, 2000, among Global Crossing Ltd., Softbank Corp., Microsoft Corporation and the Company.
10.2* Second Amended and Restated Shareholders Agreement, dated as of March 24, 2000, among GCT Pacific Holdings, Ltd., SCS (Bermuda) Ltd., Marubeni Pacific Cable Limited and Pacific Crossing Ltd.
10.3* Shareholders Agreement, dated January 12, 2000, among Global Crossing Ltd., Hutchison Telecommunications Ltd., Hutchison Whampoa Limited, Global Crossing Holdings Ltd. and HCL Holdings Ltd.
10.4* East Asia Crossing Construction Contract, dated as of December 17, 1999, among Asia Global Crossing Ltd. and KDD Submarine Cable Systems Inc.
10.5* Project Development and Construction Contract, dated as of April 21, 1998, among Tyco Submarine Systems Ltd. and Pacific Crossing Ltd.
10.6* Capacity Commitment Agreement, dated as of November 24, 1999, among Global Crossing USA Inc., Softbank Corp. and Microsoft Corporation.
10.7* Registration Rights Agreement, dated as of November 24, 1999, among Global Crossing Ltd., Softbank Corp., Microsoft Corporation, Asia Global Crossing Ltd. and The Goldman Sachs Group, Inc.
10.8*     Asia Global Crossing 2000 Stock Incentive Plan.
27.1      Financial Data Schedule.


(b)      Reports on Form 8-K.

        During the quarter ended September 30, 2000, Asia Global Crossing Ltd. filed the following Current Reports on Form 8-K:

        None.

------
*Incorporated by reference to the Company's Registration Statement on Form S-1
 (File No. 333-37666).

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Asia Global Crossing Ltd.,


                                             By:      /s/ Stefan C. Riesenfeld
                                                --------------------------------
                                                     STEFAN C. RIESENFELD
                                                   SENIOR VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL OFFICER)

November 20, 2000