Form 10-K405
period 2000-12-31
ASIA GLOBAL CROSSING LTD
filed 2001-04-02
CIK 1113836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31689

ASIA GLOBAL CROSSING LTD.

Bermuda (State or other jurisdiction of incorporation or organization)	98-022-4159 (I.R.S. Employer Identification No.)

Wessex House

45 Reid Street
Hamilton HM12, Bermuda
(Address Of Principal Executive Offices)

(441) 296-8600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, par value $.01 per share	Names of Each Exchange on Which Registered Nasdaq National Market

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 19, 2001, based on the closing price of the common stock reported on the Nasdaq National Market on such date of $5  11/16 per share, was $389,593,750.

      The number of shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding as of March 19, 2001, was 68,500,000 and Class B common stock, par value $0.01 per share, was 486,625,125.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2001 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

For The Year Ended December 31, 2000

i

PART I

      In this Annual Report on Form 10-K, “AGCL” refers to Asia Global Crossing Ltd. and the “Company,” “Asia Global Crossing,” “we,” “our” and “us” refer to AGCL and its consolidated subsidiaries (unless the context otherwise requires).

      Throughout this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars.

Item 1. Business

Introduction

      We intend to be a leading pan-Asian telecommunications carrier that provides Internet, data, voice and complex Web-hosting services to wholesale and business customers. We are building an end-to-end network across Asia that will include subsea cables, terrestrial connections to our landing sites (commonly known as backhaul), city fiber networks, space, security and environmental controls for equipment owned by various carriers (commonly known as telehouses), and, through our planned 33/67% joint venture with Exodus Communications, Inc., Web-hosting centers. We plan to extend our network to principal commercial and financial centers in Asia in order to provide our portfolio of broadband and Internet services on a pan-Asian basis. Our network connects Japan and Hong Kong to the United States and we plan to add Taiwan, Korea, Malaysia, Singapore and the Philippines to our network by the first half of 2002. As regulations permit, our network will also connect to China. In addition, we will offer worldwide Internet, data, voice and Web-hosting services to wholesale and multinational business customers via Global Crossing’s state-of-the-art fiber optic network of global scale and scope.

      We are listed on the Nasdaq National Market. Our largest shareholders include Global Crossing, Softbank and Microsoft. Our operations are located in Bermuda, with executive offices in Los Angeles, California; Hong Kong; and Tokyo, Japan.

      We were incorporated in Bermuda on September 24, 1999, and the address of our Bermuda office is Wessex House, 45 Reid Street, Hamilton HM12, Bermuda. Our telephone number is 441-296-8600. You may visit us at our website located at www.asiaglobalcrossing.com.

Business Strategy

      Our goal is to become a leading pan-Asian telecommunications carrier that provides Internet, data, voice and complex Web-hosting services to telecommunications and Internet companies and multinational business customers. We intend to use our competitive position, including our connectivity to the Global Crossing network, to exploit the rapidly growing market for bandwidth, Internet services and other advanced communications services. To accomplish this goal, we are pursuing a strategy which includes capitalizing on our early-mover advantage, expanding our portfolio of services to meet our customers’ needs and forming strategic alliances and joint ventures with strong local partners in Asia.

Services

  General

      We provide a variety of telecommunications and Internet-based services designed to meet the needs of telecommunications and Internet companies and multinational corporations.

  Managed Bandwidth Capacity

      Currently, our primary offering is managed bandwidth capacity on our network. To provide this capacity to our customers, we generally enter into contracts for the sale, lease or grant of indefeasible rights of use. Under these arrangements, the customer purchases a unit of point-to-point capacity for the expected economic life of the system, typically in increments of 155 megabits per second, or Mbps, a unit known in the industry as an STM-1. An indefeasible right of use is a long-term right of use typically for the expected life of the system, which may be up to 25 years. The purchase price of such rights is generally paid in full in advance at the time of activation. Indefeasible rights of use sales also typically involve the payment by customers of ongoing maintenance charges over the term of the indefeasible rights of use.

  Data Services

      We target multinational corporations and Internet Protocol-based carriers with bandwidth-intensive applications and demand for global end-to-end solutions. We believe we are well-positioned to address this market due to the scope of our network.

      Directly and through our joint ventures, we currently offer the following services:

•	Internet Protocol transit: We currently provide Internet Protocol connections into our Internet backbone from Asia.

•	Domestic and International private line: We currently provide private line services within Japan on certain routes and have the ability to provide international private line services between Japan and major cities on the Global Crossing network. We also intend to offer these services to the rest of Asia as redundancy permits.

•	Data center and Internet infrastructure services: We currently provide a combination of digital distribution services, server collocation and professional expertise with plans to include equipment sales, consulting services aimed at supporting customers’ mission critical Internet operations and other Internet infrastructure services. We intend to provide these services through our planned joint venture with Exodus Communications, Inc.

      We, on our own, as well as through our joint ventures, intend to offer the following services:

•	Data transport: Point-to-point data services in a number of products with plans to provide asynchronous transfer mode and frame relay with varying bandwidth sizes, from 1.544Mbps, a unit known as a T-1, to 9.953 Gbps, a unit known as a STM-64.

•	Integrated voice and data services: These services combine traditional voice or data services with additional features. Products include multimedia services, such as video conferencing and e-commerce enablement.

•	Business Internet access: Domestic and international Internet Protocol access.

•	Voice over Internet protocol: Dedicated outbound voice services for international traffic and domestic termination.

•	Virtual private network: Customizable network solutions which allow our customers to create a private network by using our network without purchasing dedicated facilities. In addition, this allows customers the flexibility to change capacity requirements between points over time and reconfigure their virtual private networks to meet changing requirements.

•	Advanced Internet services: Products to be provided include Web-based applications, such as e-mail hosting, unified messaging and storage.

Network and Operations

      We are designing our network to provide Asia with unprecedented seamless, broadband, global city-to-city and business-to-business connectivity through a combination of subsea cables, national networks and city fiber networks with connections to our telehouses and Web-hosting centers. As currently planned, our network will extend approximately 45,000 route kilometers from the west coast of the United States and across the Pacific to eight Asian countries, including China. In addition, our network provides seamless connectivity to the Global Crossing network in the Americas and Europe.

      The following table contains information regarding the initial ready for service date or connect date and expected completion date of our currently planned systems, telehouses and Web-hosting centers:

Actual or expected
initial ready for service
	Network element/	date or connect date/	Expected or actual
Market	Operations	Initial launch date	completion date

Trans-Pacific	Pacific Crossing-1	December 1999	December 2000

East Asia	East Asia Crossing	January 2001	First half of 2002*

Japan	Global Access Limited fixed-line network	December 1999	Ongoing
	Global Access Limited telehouse	July 2000	Not applicable
	Web-hosting center	April 2000	Ongoing

Hong Kong	Hutchison Global Crossing network	December 1996	Ongoing
	Web-hosting center	June 2000	Ongoing

*	This will include connecting Hong Kong, Taiwan, Korea, Singapore, Malaysia, and the Philippines.

      We plan to continue to expand both our subsea and terrestrial networks to address current and future opportunities throughout principal commercial and financial centers of Asia. Directly and through joint ventures, we intend to replicate the capabilities that we are currently offering in Japan and Hong Kong in each market to which we extend our undersea network. As of today, we have entered into joint ventures in Japan, Hong Kong, Taiwan, Korea, Singapore and the Philippines to implement this strategy.

  Trans-Pacific

      Pacific Crossing-1 is an approximately 21,000 kilometer four-fiber undersea cable that connects Japan and the United States. Pacific Crossing-1 uses technology that in the event of certain cable faults automatically reroutes telecommunications traffic to avoid service interruptions. Pacific Crossing-1 connects Grover Beach, California and Harbour Pointe, Washington with two landing sites in Japan at Ajigaura and Shima. The landing points in Washington and Ajigaura were completed in December 1999 and those in California and Shima were completed in December 2000. Pacific Crossing-1 connects and is expected to connect directly to the following networks:

•	Global Access Limited’s terrestrial fiber links our cable landing stations in Japan to our points of presence in Tokyo and in April 2001, Osaka and Nagoya, or our telehouses, and Tokyo and Osaka city fiber rings as well as landing stations for other cable systems.

•	East Asia Crossing at the cable stations in Ajigaura and Shima, Japan, providing access to Hutchison Global Crossing’s network in Hong Kong and other countries connected to East Asia Crossing in the future.

•	Global Crossing’s Pan American Crossing at the cable station in Grover Beach, California, providing connectivity to Mexico, Central and South America and the Caribbean.

•	Global Crossing’s North American Crossing at the cable stations in Grover Beach, California and Harbour Pointe, Washington, providing connectivity to North America and further connectivity to Europe through Atlantic Crossing-1, Atlantic Crossing-2 and Pan European Crossing.

      Pacific Crossing-1 operates at 80 Gbps of service capacity, upgradable to a minimum of 640 Gbps, using dense wavelength division multiplexing technology. Pacific Crossing-1 is one of the first independently developed, privately owned and operated cable systems to cross the Pacific Ocean. The first segment of Pacific Crossing-1 commenced service in December 1999 and the full ring was completed in December 2000.

      Effective April 1998, we became a party to a supply contract that Global Crossing had entered into with Tyco Submarine Systems Ltd. for the construction of Pacific Crossing-1. Under this contract, we have paid approximately $1.0 billion for this system to be completed. In August 2000, we placed an order with Tycom, an affiliate of Tyco Submarine Systems Ltd., to increase the capacity on Pacific Crossing-1 from 80 Gbps to 240 Gbps. We expect that the upgrades will cost an additional $150.0 million.

      We own a 64.5% controlling interest in Pacific Crossing Ltd., the company that owns Pacific Crossing-1. Vectant, Inc., formerly Global Bandwidth Solutions, a subsidiary of Marubeni Corporation, owns the remaining interest in Pacific Crossing Ltd.

  East Asia

      East Asia Crossing will be a wholly owned, approximately 19,500 kilometer undersea cable in East Asia. East Asia Crossing connects Pacific Crossing-1 in Japan with landing sites in Hong Kong, and we expect that we will connect our cable station in Taiwan by the first half of 2001 and in Korea in the third quarter of 2001. We also expect East Asia Crossing to connect Malaysia, the Philippines, Singapore by the first half of 2002 and, if and when regulations permit, China. We have designed and constructed East Asia Crossing so that it can be rapidly extended to a landing station in China. East Asia Crossing will use four fiber pairs and state-of-the-art dense wave division multiplexing technology. East Asia Crossing operates at 80 Gbps of service capacity, upgradable to a minimum of 2.56 Tbps, the highest capacity introduced to date and in operation in Asia. East Asia Crossing will provide internal restoration capability in the event of a link outage.

      In December 1999, we awarded KDD-SCS the construction contract for a portion of East Asia Crossing which connects Hong Kong, and will connect Taiwan and Korea. On October 13, 2000, we awarded NEC Corporation the construction contract for the remaining portion of East Asia Crossing which will add Singapore, Malaysia and the Philippines to our network.

  Japan

      Global Access Limited. The Global Access Limited network will connect the cable landing stations for Pacific Crossing-1, East Asia Crossing and other competing cables to Global Access Limited’s city fiber rings and telehouses and our data center facilities in Japan. Upon completion, Global Access Limited’s network will be an approximately 1,510 route kilometer terrestrial system in Japan that we expect to connect Pacific Crossing-1 and East Asia Crossing with Tokyo, Osaka and Nagoya. In December 1999, Global Access Limited completed the 189 kilometer segment of its backhaul system connecting the Pacific Crossing-1 landing station in Ajigaura to Tokyo. The rest of the network is now operational and connects a second Pacific Crossing-1 landing station in Shima with Nagoya and Osaka. Together with a subsea link between Shima and Ajigaura, this segment of the network serves as a backup for the first segment into Tokyo, as well as provides terrestrial capacity into Osaka and Nagoya metropolitan areas.

      Global Access Limited’s network will also include a domestic backbone connected to high capacity city fiber networks, in Tokyo and Osaka, to be operational by April 2001. The Tokyo city network, connecting major buildings in the Tokyo metropolitan area to Global Access Limited’s network, commenced operations in June 2000 and is currently being expanded. Global Access Limited is also establishing telehouses to provide carrier collocation and interconnection services in Tokyo and Osaka. The first of these telehouses in Tokyo became operational in April 2000 and the second is expected to become operational by the end of the year 2002. Global Access Limited has constructed and completely sold out 26,490 square feet of leased space in its first telehouse in Tokyo.

      As a Type I carrier, Global Access Limited is authorized to operate and provide services using its own telecommunications facilities. Global Access Limited provides us with building-to-building, last-mile connec-

tivity and, through its sales force, is also expected to generate capacity sales on Pacific Crossing-1 and other Global Crossing systems.

      We own a 49% interest in Global Access Limited. Vectant, Inc., formerly Global Bandwidth Solutions, a subsidiary of Marubeni, owns the remaining interest in Global Access Limited.

      GlobalCenter Japan. In January 2000, we formed a joint venture, GlobalCenter Japan, with Internet Research Institute in order to build the leading data center and Internet infrastructure services provider in Japan. In December 2000, we transferred a 38% interest in GlobalCenter Japan to Softbank Corp. GlobalCenter Japan launched its complex Web-hosting operations in Tokyo in April 2000. In July 2000, GlobalCenter Japan opened a 34,912 square foot data center space leased in a special purpose telecommunications building owned by NTT Data in central Tokyo and has pre-sold space at this site. These data centers will be located on Global Access Limited’s intracity fiber network and interconnect directly with the two public peering points, JPIX and NXPIXP2, which we believe carry the majority of Japan’s Internet traffic. These peering points are administered by Internet Research Institute. These data centers are of strategic importance because they are integrated with the Global Access Limited network and have the potential to drive significant traffic onto our network. GlobalCenter Japan expects that each of these data centers will be connected to our other facilities worldwide.

  Hong Kong

      Hutchison Global Crossing is a leading provider of a wide range of telecommunications and Internet services in Hong Kong, including data, voice, e-commerce and Internet access services. Hutchison Global Crossing’s network is an approximately 795 kilometer terrestrial network that began operating as a backbone network through Hong Kong and Kowloon in December 1995, and was first block-wired into a building in January 1997. This network is the largest fully-fiber building-to-building network in Hong Kong. Hutchison Global Crossing’s backbone network supports high-speed Internet and data applications as well as local and international voice services. The network spans Hong Kong along a number of major fiber routes, including:

•	a fiber route inside the tunnels of Hong Kong’s Mass Transit Railway;

•	fiber routes along major roads and expressways in Hong Kong;

•	a fiber link to the new Hong Kong International Airport at Chek Lap Kok; and

•	a fiber ring linking major districts in the New Territories.

      Hutchison Global Crossing’s backbone network currently provides transmission speeds of up to 2.5 Gbps and can be upgraded for increased volumes of traffic.

      Since June 1995, Hutchison Global Crossing has laid two-way ducts for cable routing, installed direct connections to over 700 buildings and has block wired over 400 buildings. In addition, Hutchison Global Crossing has connected its network to 13 local exchanges of Cable & Wireless Hong Kong Telecom. Hutchison Global Crossing has also commenced construction of the backhaul necessary to connect its network with East Asia Crossing’s cable landing station in Hong Kong.

      Hutchison Global Crossing is, through a subsidiary, one of four licensed fixed telecommunications network services or carriers to provide telecommunications services in Hong Kong. Hutchison Global Crossing currently offers three main services:

•	local services, including local public switched telephone network and non-public switched telephone network services, such as high-speed switched and non-switched data;

•	international services, including international direct dial, calling cards and pre-paid phone cards; and

•	Internet-related services, including Internet access to consumers, as well as other services offered to carrier and corporate customers, such as leased-line Internet access and Web-hosting.

      In November 1999, Hutchison Global Crossing, through an 85%-owned joint venture with Compaq Computer, bid for and won a major contract to supply the Hong Kong Government with its electronic service delivery system to deliver government and commercial services through a common on-line platform. This system was the first of its kind in Asia.

      Hutchison Global Crossing has developed a data center, which commenced operations in June 2000. We expect that the Web-hosting business of Hutchison Global Crossing will be contributed to our joint venture with Exodus. Hutchison Global Crossing has already leased and begun constructing approximately 35,000 square feet of space for an additional data center. In August 2000, Hutchison Global Crossing launched eCyberPay, an Internet payment system for online shopping, which we believe is the first of its kind in Asia. In September 2000, Hutchison Global Crossing signed an agreement with China United Telecommunications Corp. to link their external telecommunications facilities and exchange intercommunications traffic between Hong Kong and China.

      We own 50% of Hutchison Global Crossing, and Hutchison Whampoa owns the remaining interest in Hutchison Global Crossing.

  Taiwan

      On September 15, 2000, we entered into an agreement which was later amended on December 12, 2000 to form a joint venture with Microelectronics Technology Inc. The joint venture will be owned 60% by us and 40% by Microelectronics Technology Inc. The joint venture became the first telecommunications company to receive an approval of its international submarine cable circuit leasing license in Taiwan, subject to certain conditions. This license allows us to land our East Asia Crossing cable in Taiwan and to lease broadband capacity. We intend for the joint venture to acquire, construct, operate and maintain a cable station, a backhaul system and a telehouse in Taiwan and to market and sell in Taiwan capacity on the joint venture’s backhaul system.

      Microelectronics Technology Inc. is Taiwan’s first microwave technology firm which designs, manufactures and supplies a broad range of microwave integrated circuit products used for satellite broadcasting, communications and telecommunications. Microelectronics Technology Inc. has evolved from a microwave component manufacturer to a global provider of wireless communications subsystems and systems.

      On May 23, 2000, we invested $25 million in Digital United Holdings Limited, or Digital United, in return for a 4% equity interest. In addition, we and Digital United have agreed to use our reasonable efforts to explore opportunities for cooperation in the data center business in Taiwan.

      Digital United is the second largest provider of Internet access services in Taiwan, offering dial-up, dedicated Internet access and broadband access technologies. Digital United also provides intranets and virtual private networks, e-commerce solutions, Internet services and Chinese language Internet portals.

  Korea

      On January 30, 2001, we entered into an agreement to form a joint venture with DACOM Corporation to build and operate a cable station for East Asia Crossing, a backhaul network and a telehouse in Korea. The joint venture will be owned 49% by us and 51% by DACOM, and upon the occurrence of certain conditions, we may increase our ownership to 50%. Through the joint venture, we plan to sell point-to-point capacity on an indefeasible right of use basis and international private line services in Korea and the Asia-Pacific region. In addition, DACOM will purchase capacity on East Asia Crossing and Pacific Crossing-1. The closing of the joint venture agreement is subject to approval by the boards of directors of DACOM and us and is subject to our reaching definitive agreements with DACOM. We cannot assure you when or even that we will reach definitive agreements with DACOM or, if we do reach definitive agreements, what the terms of those agreements will be.

      On November 21, 2000, we entered into a landing agreement with DACOM for the Korean segment of East Asia Crossing. DACOM will have title to the cable landing station and the segment of East Asia Crossing cable in Korean waters. We will own and lease to DACOM the electronic equipment located inside the cable station required to connect the East Asia Crossing cable.

      DACOM is a leading Korean telecommunications company, providing Internet and other on-line services, as well as wireline phone services, domestic and international long distance, data and satellite telecommunications services. DACOM is a publicly traded company in Korea.

  Singapore

      On May 20, 2000, we entered into a non-binding memorandum of understanding with STT Communications Pte Ltd., or STT, to enter into joint venture agreements for the purpose of forming a joint venture which would be 50% owned by each of us and STT. On January 12, 2001, we entered into such joint venture agreement. The joint venture, to be known as StarHub Crossing Pte Ltd., will build and operate backhaul and telehouse in Singapore providing us with the necessary components to extend East Asia Crossing into Singapore. In October 2000, we received from the InfoComm Development Authority of Singapore a facilities-based operator license. This license entitles us to build and operate our cable station and the joint venture to build and operate a backhaul system and telehouse. STT and its affiliates have committed to purchase capacity on our network, subject to our reaching a definitive agreement with STT. We cannot assure you when or even that we will reach a definitive agreement with STT or, if we do reach definitive agreements, what the terms of such agreements will be.

      STT is a leading global info-communications service provider, which offers a wide suite of services through various subsidiaries and associates. These services include fixed and mobile telephony, e-commerce solutions and services, paging, mobile data communications and a digital mobile communications network. STT is a wholly-owned subsidiary of Singapore Technologies Group, a multinational company headquartered in Singapore.

  The Philippines

      On December 17, 2000, we entered into an agreement with Digital Telecommunications Phils., Inc., or Digitel, and BI Group o/b Broadband Infrastructures Group Ltd., or BI Group, that provides for the creation of a joint venture company. The company, to be known as Digitel Crossing Inc., will be owned 40% by us, 40% by Digitel and 20% by BI Group. Digitel Crossing Inc. will develop, construct, own or lease, operate and maintain a ring protected terrestrial backhaul network in the Philippines and provide related services. Also, Digitel agreed to purchase $40 million of capacity on our network and BI Group agreed to purchase $20 million.

      Digitel is one the largest providers of telecommunications services in the Philippines, offering a full suite of products to its voice, data and Internet access customers. Digitel is the telecommunications provider of JG Summit Holdings, Inc., one of the largest business conglomerates in the Philippines.

      BI Group is a Manila-based telecommunications investment and holding company, focused on developing and consolidating bandwidth-intensive businesses throughout Southeast Asia.

  Regional Centers

      We have two main regional offices, one in Tokyo focusing on the Japanese market and the other in Hong Kong, focusing on the other Asian markets.

      Japan. We formed our regional office in Tokyo to market capacity on Pacific Crossing-1 and other Global Crossing systems to multinational corporations. With the completion of its ring architecture, Pacific Crossing-1 has full redundancy. We have begun and will continue to market and sell value-added services, such as Internet Protocol transit, international private line, voice-over Internet Protocol and telehousing services on Pacific Crossing-1 and other Global Crossing systems.

      Asia Pacific. We have established our Asia Pacific regional office, based in Hong Kong, to market capacity on East Asia Crossing and to coordinate business development activities in Asia. We have established a sales and marketing office in Korea and are in the process of establishing sales and marketing offices in Taiwan, Singapore and the Philippines.

  Operations Centers

      Our systems are monitored 24 hours a day, seven days a week by a combination of Global Crossing’s global network operations center and our regional operating centers in Japan and Hong Kong. The global network operations center is located in London, United Kingdom and performs worldwide monitoring and network management for our network and the Global Crossing network. Management and control for all cable systems, including both terrestrial and subsea maintenance responsibilities, is directed from the global network operations center. We currently have two regional operating centers which manage our terrestrial networks. At this time, the Global Access Limited regional operating center is integrated with Global Crossing’s global network operations center. Network monitoring and management capabilities will be extended to the global network operations center in order to assure a global quality standard for both network performance and services management. The operating center structure combined with a common operating support system provides the capability for fast and reliable service provisioning and customer care.

      Initially, our customer care services have been provided by Global Crossing’s customer care centers. The customer care centers perform the primary interface for customer order receipt, service delivery, order management and billing operations. These centers are the entry points for launching work orders that result in the activation of customer service via work centers throughout our network and the Global Crossing network worldwide. Regional development of similar customer care centers in Tokyo and Hong Kong is now underway and will establish a regional focus for our customer care. We plan to deploy additional regional customer care centers in Asia that will interface with Global Crossing’s global network operations center and customer care centers.

  The Global Crossing Network

      We provide our customers worldwide services through Global Crossing’s network. The Global Crossing network consists of the following systems which are currently in service:

•	Atlantic Crossing-1 and Atlantic Crossing-2, together referred to as Atlantic Crossing, are undersea cable systems integrated in a mesh network architecture to connect the United States and Europe;

•	North American Crossing, a terrestrial system connecting major cities in the United States;

•	Pan European Crossing, a primarily terrestrial system connecting major European cities to Atlantic Crossing;

•	Racal Telecom Network, a terrestrial network in the United Kingdom to be operated in conjunction with Pan European Crossing; and

•	Mid-Atlantic Crossing, an undersea system connecting the eastern United States and the Caribbean.

      The following systems of the Global Crossing network are in varying stages of development:

•	Pan American Crossing, a primarily undersea system that will connect the western United States, Mexico, Panama, Venezuela and the Caribbean; and

•	South American Crossing, an undersea and terrestrial system that will connect the major cities of South America to Mid-Atlantic Crossing, Pan American Crossing and the rest of the Global Crossing network.

Principal Customers

      In year 2000, our significant customers included AboveNet, KDD, Qwest, Cable & Wireless and Teleglobe. For the year ended December 31, 2000, Qwest, Teleglobe, KDD, AboveNet and Cable & Wireless accounted for 38.1%, 17.5%, 11.3%, 7.0% and 6.4% of our consolidated revenue, respectively.

      In addition, since we began offering Internet Protocol services in Japan in April 2000, we have achieved sales to a number of customers, including So-Net, Sony Corporation Internet service provider, Fujitsu, a significant Internet service provider in Japan, Titus Communications, @Home, ASAHInet, NEC, NTT-ME and others.

Principal Suppliers

      Our principal suppliers are the companies that are constructing the various cable systems that comprise our network and design and construct our optical networking system. Tyco Submarine Systems Ltd. (“TSSL”) and KDD-SCS are responsible for the design and construction of Pacific Crossing-1. KDD-SCS is also responsible for the design and construction of the first phase of East Asia Crossing. Lucent Technologies is supplying the optical networking system. In October 2000, we entered into a construction contract with NEC Corporation to design and construct the second phase of East Asia Crossing which will connect Singapore, Malaysia and the Philippines. In August 2000, we placed an order with Tycom, an affiliate of TSSL, to increase the capacity on Pacific Crossing-1 from 80 Gbps to 240 Gbps.

Competition

      The telecommunications industry is extremely competitive, particularly in Asia, and our success in Asia will depend on our ability to compete against a variety of other telecommunications providers, including locally-based operators as well as global operators. We compete primarily on the basis of price, scope of operations and quality of services against telecommunications companies that provide competing network access and Internet connectivity and value-added services. We believe that none of our competitors has progressed as far as we have towards becoming a pan-Asian telecommunications carrier providing Internet, data, voice and Web-hosting services over one global network. In sales of indefeasible rights of use, we come into competition with customers such as Qwest, which purchase from us in bulk. Our principal competitors and potential competitors include:

      Established, national telecommunications companies. In most Asian countries where we compete or intend to compete, established, national telecommunications carriers traditionally had a monopolistic or dominant presence. For instance, the NTT group of companies, Singapore Telecom and Hong Kong Telecom each have dominant market shares for services within their respective territories. Such dominance has typically enabled these companies to be the principal or sole providers of access to domestic and international telecommunications networks.

      Trans-Pacific and pan-Asian undersea cable operators. In the wholesale, longhaul capacity market, we compete or will eventually compete with a number of undersea cable operators, both consortium-based and independent. These operators include SEA-ME-WE-3, Tycom, 360networks, Level 3, FLAG Telecom, APCN-2, China-U.S. Cable Network, Japan-U.S. Cable Network, Telstra Corp., Pacific Century CyberWorks Ltd. and C2C AsiaPac Pte. Ltd.

      Global telecommunications companies that are focusing their business development efforts in Asia. We also currently compete with various other global telecommunications companies, including MCI WorldCom, AT&T and British Telecommunications, each of which have announced plans to construct, have begun to construct or are currently operating global fiber optic networks. We also compete or will eventually compete through our joint venture with Exodus Communications, Inc. with other telecommunications companies that provide Web-hosting services, including Level 3, Genuity and AboveNet.

      New and developing telecommunications companies. We believe that other companies are planning networks that, if constructed, could employ technology similar to or more advanced than that of our own network and may compete directly with us for customers. We also expect that the changing regulatory environment in Asian telecommunications markets will attract new entrants to these markets and increase the intensity of competition.

Regulation

      In the ordinary course of the development, construction and operation of our telecommunications networks, including East Asia Crossing, and the provision by us of telecommunications services, we will be required to obtain various telecommunications and other permits, licenses and authorizations in the ordinary course of business and will become subject to regulatory oversight and control by various government authorities. In particular, in many countries, we will be required to obtain licenses to construct, land and operate East Asia Crossing.

      The regulation of the telecommunications sectors of the countries in which we currently plan to operate is developing rapidly and varies widely. Some countries, like Hong Kong and Singapore, allow full competition in the telecommunications sector, while others currently limit competition to varying degrees. All of the countries in which we currently plan to have operations, with the exception of China and Taiwan, are signatories to the World Trade Organization Agreement on Basic Telecommunications and, as a result, have committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment. Taiwan also has begun to liberalize its telecommunications market, and China has committed to opening its telecommunications markets to additional competition if it is admitted to the World Trade Organization. We cannot be certain whether this regional liberalizing trend will continue or accurately predict the pace and scope of future liberalization.

  United States

      Our ownership and operation of Pacific Crossing-1, which connects the United States and Japan, subjects us to regulation by the Federal Communications Commission. Our subsidiary, PC Landing Corp., has obtained a cable landing license from the Federal Communications Commission, which permits us to land Pacific Crossing-1 in Harbour Pointe, Washington, and Grover Beach, California, and to operate Pacific Crossing-1 in the United States. This landing license allows us to operate Pacific Crossing-1 on a non-common carrier basis. The license is valid for 25 years from the date it was granted, but it is revocable earlier if we fail to comply with the terms and conditions of the license. Our operation of Pacific Crossing-1 is subject to regulatory oversight by the Federal Communications Commission and requires us to file periodic regulatory reports and pay regulatory fees.

      We do not hold authority to provide international telecommunications services in the United States; however, we may obtain the authority to do so in the future. If we obtain that authority, we will become subject to additional regulation in the United States.

  Japan

      The Japanese government has incrementally liberalized the telecommunications sector over the past several years. All facilities-based and resale telecommunications services are open to competition. However, new entrants face practical problems, including complex and non-transparent licensing and filing requirements, difficulty in obtaining interconnection on fair and non-discriminatory terms and conditions and obtaining access to rights of way and the continuing dominance of the NTT group of companies. The telecommunications sector is regulated primarily by the Ministry of Public Management, Home Affairs, Post and Telecommunications (formerly the Ministry of Post and Telecommunications) and referred to herein as the “Ministry”. Japan does not impose foreign ownership restrictions on competitive providers of telecommunications services.

      Facilities-based carriers in Japan must obtain a Type I telecommunications license from the Ministry. Service providers who do not own or control transmission facilities must obtain a General Type II or Special Type II telecommunications license depending on the specific services they intend to provide. Our wholly-owned subsidiary, Global Crossing Japan K.K., holds a Special Type II license which permits us to provide a variety of services on a resale basis. GlobalCenter Japan holds a General Type II license. We also have a Type I license through another wholly-owned subsidiary, Asia Global Crossing Japan Corporation, which enables us to be the landing party in Japan for East Asia Crossing. Global Access Limited also holds a Type I license that enables it to be the landing party for Pacific Crossing-1 in Japan, to operate its backhaul network and to provide facilities-based telecommunications services.

      Our current and proposed operations in Japan make us subject to oversight by the Ministry and other Japanese governmental agencies and impose various regulatory obligations on us. For example, as licensed carriers in Japan, our subsidiaries are required to file regulatory reports, pay regulatory fees and seek amendments to their existing licenses, perform notifications, obtain approvals and comply with other procedures in connection with changes to their network configuration, offered services, tariffs and other aspects of their businesses. A failure to file required reports or make required regulatory payments may result in the imposition of sanctions on us, up to and including the revocation of our licenses.

  Hong Kong

      The Hong Kong telecommunications market is one of the most liberalized in Asia and is open to competition for all domestic and international services. The Office of the Telecommunications Authority, which regulates the telecommunication sector, is an independent agency of the Hong Kong government. Hong Kong does not impose foreign ownership restrictions on telecommunications carriers, although all providers must be incorporated or registered in Hong Kong.

      On December 22, 2000, we, through our subsidiary, Asia Global Crossing Hong Kong Limited, were issued an external fixed telecommunications network services license. The external fixed telecommunications network services license permits us to land East Asia Crossing in Hong Kong and to provide international telecommunications facilities and services in Hong Kong. Our subsidiary, Asia Global Crossing Asia Pacific Limited, also has obtained a Public Non-exclusive Telecommunications License that authorizes it to provide international telecommunications services on a resale basis. In addition, Hutchison Global Crossing Limited holds one of four fixed telecommunications network services licenses, which permits Hutchison Global Crossing to construct and operate domestic and international telecommunications networks in Hong Kong and to provide all internal and external telecommunications services, including providing backhaul transmission capacity from the East Asia Crossing cable landing station. As the range of services that we provide in Hong Kong expands, we may be required to obtain additional telecommunications licenses. In addition, in connection with the construction and operation of East Asia Crossing in Hong Kong, we may be required to obtain various non-telecommunications governmental permits and authorizations in the ordinary course of business, including zoning approvals and construction permits.

      As a result of our current and proposed operations in Hong Kong, we are subject to regulation by The Office of the Telecommunications Authority and other governmental agencies. In addition, we are required to file regulatory reports and pay regulatory fees in connection with our existing licenses. The failure to file required reports or make required regulatory payments may result in the imposition of sanctions on us, which could include the revocation of our licenses.

  Taiwan

      The Taiwanese telecommunications sector is in the process of being liberalized. Basic voice telephony services, including local, domestic and international services, are open to limited competition. Data transmission services, closed user group services and value-added services may be provided competitively. Taiwan also has issued several licenses for the construction and operation of competitive submarine cable systems. Taiwan at this time continues to impose foreign ownership limitations on facilities-based providers.

      Taiwan’s telecommunications law divides telecommunications service providers into two categories: Type I and Type II enterprises. Type I enterprises are businesses that install telecommunications switching equipment and line facilities of any kind (including wireline and wireless networks) and provide basic telecommunications services such as local, long distance and international voice telephony services. Type II enterprises provide telecommunications services other than those provided by Type I enterprises, such as value-added network services, data transmission, Internet access, information storage, retrieval and processing and closed user group services, on a leased line basis. The Directorate General of Telecommunications is responsible for issuing licenses and supervising the telecommunications sector.

      For 2000 the Directorate General of Telecommunications issued three integrated fixed-line services Type I licenses. These licenses will permit holders to construct and operate domestic and international wireline telecommunications networks in Taiwan and offer a full range of domestic and international telecommunications services in competition with the incumbent, Chunghwa Telecom. Two of the licensees have announced that they will commence commercial operations in late February or early March 2001. In addition, in August 2000, the Directorate General Telecommunications issued regulations for a new international ocean cable circuit leasing license. This license will allow holders to construct, land and operate international submarine cables in Taiwan’s territorial waters and to construct landing stations and a telehouse in Taiwan. Licensees are required to obtain backhaul transmission facilities from a Type I carrier. If backhaul cannot be obtained on a commercially reasonable basis within three months of a request, licensees may request authority to construct their own backhaul facilities. Licensees will be permitted to sell or lease transmission capacity on their cables to the three integrated fixed-line services licensees, Chunghwa Telecom and international facilities-based carriers who acquire at least 5 Gbps of capacity and have a correspondent relationship with Chunghwa Telecom or one of the integrated fixed-line services licensees. On December 18, 2000, our subsidiary, Asia Global Crossing Taiwan Inc., became the first telecommunications company to be awarded an international ocean cable circuit leasing license, subject to certain conditions. This license will allow us to land the East Asia Crossing cable in Taiwan and sell and lease transmission capacity.

      On January 31, 2000, Taiwan raised the foreign ownership limits imposed on Type I enterprises. Currently, Type I carriers may have a maximum of 20% foreign direct investment and a total of 60% combined direct and indirect foreign investment. International ocean cable circuit leasing licenses are subject to these limits. There are no foreign ownership restrictions on Type II enterprises. Taiwan recently proposed to raise the direct investment limit to 49% and to allow a total of 74% direct and indirect foreign ownership of Type I carriers and to eliminate the limit on indirect ownership of Type I carriers.

  Korea

      The Korean telecommunications market, which is supervised by the Ministry of Information Communications, has been substantially liberalized. All facilities-based and resale telecommunications services are open to competition. However, Korea continues to impose foreign ownership restrictions on facilities-based providers of telecommunications services and there are substantial practical barriers to entry into the Korean telecommunications market.

      Under Korean law, facilities-based carriers, including operators of submarine cable systems, must obtain a Network Service Provider license. Network Service Provider licensees may provide local long-distance and international voice services, paging services, leased lines and wireless services, as well as sell transmission capacity to other carriers. To provide services on a resale basis or to lease transmission facilities, providers must obtain a Specific Service Provider license. Specific Service Provider licensees may provide the same services as Network Service Provider licensees, but they may offer services only to end-users. Most other services provided over leased lines, including data transmission and Internet access services, are considered value-added network services, which can be provided upon notification to the regulator.

      Currently, Network Service Provider licensees are limited to a maximum of 49% direct foreign ownership, although foreign investors can legally obtain management control and have indirect ownership interests. The Korean government did not make any commitment to lift the limit on Network Service Provider licensees under the terms of its World Trade Organization commitment. It is unclear whether or when the existing limit will be raised. Switch-based resellers were also limited to 49% foreign ownership until January 2001, at which time the ownership limitation was lifted. There are no foreign ownership restrictions on switchless resellers or value-added network service providers.

  Singapore

      Singapore is rapidly becoming one of the most liberalized telecommunications markets in Asia. The Government of Singapore opened the telecommunications market to full competition on April 1, 2000 two years earlier than previously planned. In addition, the Singapore regulator has issued pro-competitive interconnection and dominant operator regulations. Moreover, Singapore does not impose foreign ownership limits on competitive telecommunications providers.

      The Info-Communication Development Authority of Singapore is responsible for issuing telecommunications licenses and overseeing the telecommunications sector. In connection with its liberalization of the market, Singapore instituted a new licensing regime which differentiates between facilities-based operators and service-based operators. Providers intending to deploy any form of telecommunications network, system or facility, including submarine cables, for the provision of telecommunication services to other licensed telecommunications operators or end-users must obtain a facilities-based operator license. A service-based operator license is required to provide services that do not require the installation of transmission facilities. On October 11, 2000, our subsidiary, East Asia Crossing Singapore Pte. Ltd., was granted a facilities-based operator license to construct, land and operate the East Asia Crossing cable, as well as associated terrestrial facilities, in Singapore and to provide a variety of telecommunication services.

      As a result of holding a facilities-based operator license, we are subject to regulation by the Singapore regulator and must pay annual licensing and other regulatory fees. Failure by us to pay required fees or to comply with applicable regulations may result in the imposition of sanctions on us.

  The Philippines

      The Philippines was one of the first countries in Asia to open its telecommunications market to competition. Liberalization began in 1987 and was given new emphasis in the early to mid-1990s with the issuance of the National Telecommunications Development Plan and the passage of Republic Act 7925 of 1995. Among other things, the National Telecommunications Development Plan and Republic Act 7925 mandated interconnection between public telecommunications carriers, which ended the effective monopoly of the Philippine Long Distance Corporation over the telecommunications sector. Currently, the Philippines is open to competition for all facilities-based and resale services.

      Act 7925 also created the National Telecommunications Commission (“NTC”), an independent agency of the Department of Transportation and Communications (“DOTC”). The NTC oversees the telecommunications sector and is responsible for the implementation of government policy in the telecommunications area. The Department of Transportation and Communications is responsible for setting telecommunications and competition policy.

      Under Philippines law, facilities-based carriers must obtain a franchise from the Philippines’ Congress and a Certificate of Public Convenience and Necessity from the NTC in order to construct public telecommunications networks and provide telecommunications services. Providers that do not own or operate a telecommunications network, such as value-added service providers, must register with the NTC. Value-added service providers are authorized to lease telecommunications equipment and facilities in order to provide their services. We anticipate that we will be required to obtain a franchise and CPCN in connection with the construction and installation of the EAC submarine cable system and associated terrestrial facilities in the Philippines. To the extent we provide value-added services, we may be required to register with the NTC. We also may be required to obtain other governmental authorizations, such as environmental and building permits, from the relevant agencies.

      The Philippines Constitution imposes foreign ownership limits on providers of most telecommunications services. Specifically, foreign equity ownership of telecommunications companies is limited to 40%. Telecommunications providers also must be formed under Philippines law and have Philippine management. Our agreement with Digitel and BI Group for the creation of Digitel Crossing complies with Philippine law in these respects.

  China

      At present, competition in the Chinese telecommunications market is limited. Provision of most telecommunications services, including basic voice telephony, data transmission, mobile services and Internet services, is limited to several state-owned telecommunications carriers. Some services, including value-added services and paging, are open to limited competition. China does not have a published national telecommunications law, although it had issued regulations addressing interconnection, licensing condition for market entry and other issues. The implications of those regulations are not yet clear. The telecommunications sector is supervised by the Ministry of Information Industry which is an independent agency of the Chinese government, although the new regulations give authority for licensing to the State Council Information Industry Administration Department.

      China currently prohibits foreign ownership of telecommunications providers. China has committed to allowing limited foreign ownership if it is permitted to join the World Trade Organization, which may occur as early as this year. In November 1999, the United States and China signed an Agreement on Market Access, which outlined the terms by which the United States will support China’s bid for admission to the World Trade Organization. As part of the agreement, China agreed to be bound by the World Trade Organization’s Reference Paper for Telecommunications when it is admitted to the World Trade Organization. Specifically, China committed to establishing an independent telecommunications regulator, requiring cost-based interconnection, implementing a transparent regulatory regime and establishing safeguards against anti-competitive behavior by dominant providers of telecommunications services. In addition, China agreed to permit foreign ownership of certain telecommunications providers. Specifically, China agreed to allow up to 50% foreign ownership in providers of value-added services and paging within two years of China’s accession to the World Trade Organization. China also agreed to permit 49% foreign ownership of mobile services providers within five years of accession, and 25% after one year, and 49% foreign ownership of resellers of domestic and international wireline services within six years of accession, and 25% after two years. Ownership of telecommunications facilities, including submarine cables and landing station equipment, is not addressed in the U.S.-China agreement, and it is unclear at present whether China will permit foreign ownership of facilities-based carriers.

      On May 22, 2000, the U.S. House of Representatives passed bill H.R. 4444, which will grant permanent normal trade relations to China upon China’s accession to the World Trade Organization. The Senate bill passed on September 19, 2000 and was signed into law by President Clinton on October 10, 2000. The law eliminates the need for the United States to grant China normal trade relations on an annual basis and clarify the longer term trade relationship between the United States and China. This law, together with the U.S.-China Agreement on Market Access, makes it appear more likely that the United States will support China’s accession to the World Trade Organization.

      China also has concluded bilateral agreements for World Trade Organization admission with Japan, Canada, Malaysia and the European Union. The China European Union agreement accelerated by two years the timetable established in the United States-China agreement for opening the mobile telephony market to foreign investment. Specifically, China agreed to allow foreign ownership of mobile operators of up to 25% upon accession to the World Trade Organization, 35% after one year and 49% after three years. China also agreed to allow foreign-owned companies, within three years of World Trade Organization accession, to lease capacity from Chinese network operators and resell it for the provision of domestic and international private leased circuit and closed user group services. In addition, competitive providers, including those with foreign investors, will be able to provide inter-city and local services in China. Under the World Trade Organization, the improved terms of the European Union-China agreement will apply to United States and other foreign investors.

      While we cannot accurately predict when China will be permitted to join the World Trade Organization, the United States and European Union agreements make it more likely that accession will occur this year. Should China not accede to the World Trade Organization, it is unclear whether it will implement the provisions of the U.S.-China or China-European Union agreements. The failure of China to open its telecommunications market to additional competition or to allow foreign ownership of telecommunications providers or telecommunications facilities, including international submarine cables, may limit or prevent us from conducting our business in China as currently planned.

      We have agreed with Hutchison Whampoa that any fixed-line telecommunications business and any Internet access and transport business undertaken by us in China will be carried out through Hutchison Global Crossing. At present, China treats Hong Kong-based telecommunications companies like other foreign investors. As a result, they may not invest in Chinese telecommunications companies or operate telecommunications businesses in China. We cannot accurately predict whether Hong Kong companies will be permitted to invest in Chinese telecommunications providers before other foreign investors or at all.

Employees

      As of December 31, 2000, we had approximately 150 employees. We consider our relations with our employees to be good.

Forward-Looking Statements and Risk Factors

      We have included in this Annual Report on Form 10-K forward-looking statements that state our own or our management’s intentions, beliefs, expectations or predictions for the future. Forward-looking statements are subject to a number of risks, assumptions and uncertainties which could cause our actual results to differ materially from those projected in the forward-looking statements. The discussions set forth below constitute cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from results referred to in the forward-looking statements. There can be no assurance that our expectations regarding any of these matters will be fulfilled.

Our limited operating history makes forecasting our future revenue and operating results difficult, which may impair our ability to manage our business and your ability to assess our prospects.

      We were formed in November 1999 and our financial information before January 2000 relates principally to a period in which we were constructing and developing Pacific Crossing-1. Until January 2000, we had no revenues and minimal operating costs. As a consequence, we have a limited history upon which we can rely in planning and making the critical decisions that will affect our future operating results. Similarly, because of the relatively immature state of our business, it will be difficult for investors to evaluate our prospects. We will need to make decisions in the immediate future regarding resource allocations for network development and marketing and sales. If our predictions about the best use of our resources turn out to be inaccurate, we may not make the best use of our resources, and we may forego better opportunities. Our limited history makes it difficult for investors to gauge our capability in making these decisions.

We have significant indebtedness which may restrict our growth, place us at a competitive disadvantage and prevent us from fulfilling our obligations under the notes.

      As of December 31, 2000, we and our consolidated subsidiaries had a total of $1.7 billion of liabilities, including approximately $399.9 million in senior notes and $801.5 million of secured debt.

      In addition, as of December 31, 2000, Global Access Limited had a total of ¥6 billion of short-term loans from its shareholders, and Hutchison Global Crossing had long-term loans from shareholders of HK$625.7 million. We anticipate that Global Access Limited and Hutchison Global Crossing will incur additional indebtedness.

      Our substantial debt and debt service requirements could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our substantial debt and debt service requirements could:

•	make it more difficult for us to satisfy our obligations with respect to the notes and our other indebtedness;

•	limit our ability to obtain additional financing for acquisitions or working capital to make investments or other expenditures or to obtain additional financing on terms favorable to us;

•	require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our indebtedness, reducing the funds that would otherwise be available to us for our operations and future business opportunities;

•	subject us to the risk of interest rate increases on our indebtedness with variable interest rates; and

•	make it more difficult for us to respond to changes affecting our financing, construction, development or operating plans.

      If we breach any of the covenants contained in the indenture that governs the notes, we would be in default under the indenture. In that case, the principal and accrued interest on the notes would become due and payable. In addition, if we default under the indenture, that default could constitute a cross-default under the instruments governing our other indebtedness. In that event, our other indebtedness would also become due and payable. We may not be able to repay all those amounts, and the lenders could proceed against us in legal proceedings.

We may not be able to repay or service our existing debt; failure to do so or to refinance our debt could prevent us from completing our network or implementing our business plan.

      We may not be able to repay, service or refinance our existing debt, which could prevent us from completing our network or implementing our business plan. Our deficiency of earnings to fixed charges for the year ended December 31, 2000 was approximately $142.0 million. Until we complete the principal segments of our network, we will continue to spend more building the network than we will earn from selling capacity on it. Accordingly, we expect to experience negative cash flows after capital expenditures while we are developing our network. Our ability to repay and service our debt depends upon a number of factors, many of which are beyond our control. For example, if our revenues and cash flows fail to grow, we may not be able to service or repay our existing debt. In addition, we rely on dividends, loan repayments and other intercompany cash flows from our subsidiaries and affiliates to repay and service our obligations. Some of our operating subsidiaries and affiliates have entered into, and we expect that some others will enter into, a senior secured corporate credit facility. Accordingly, the payment of dividends from these operating subsidiaries and the making and repayments of loans and advances are subject to statutory, contractual and other restrictions. In addition, we expect to obtain additional financing whose terms could impose additional restrictions on our operations and ability to pay dividends and result in significant interest expense to us. If this happens, we may be required to refinance or renegotiate the terms of our long-term debt. We do not know if refinancing our debt will be possible on commercially reasonable terms or at all at that time or if we will be able to renegotiate successfully the terms of our long-term debt.

If we fail to obtain additional financing, we may not be able to develop our business.

      If we are unable to raise sufficient financing on satisfactory terms and conditions in the future, we may not be able to expand our business. To complete our network and implement our business plan, we anticipate that we will require substantial additional equity and debt financing. For example, we are developing Pacific Crossing-1 at a total projected cost of approximately $1.3 billion, including any upgrades, and we have incurred debt of approximately $801.5 million in its construction. We are also currently developing East Asia Crossing, and we expect that the portion of East Asia Crossing connecting Japan, Hong Kong, Taiwan and Korea will have a total projected cost of approximately $750 million with additional costs of approximately $625 million of expanding this network to Malaysia, the Philippines and Singapore. Our ability to obtain additional financing will depend upon a number of factors, many of which are beyond our control. For example, we may not be able to obtain additional financing because we already have substantial debt and because we may not have sufficient cash flows to service or repay our existing or any additional debt.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

      Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash will be adequate to meet our liquidity needs for the foreseeable future. However, we cannot assure you that our business will generate sufficient cash flow in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs.

Price declines for wholesale bandwidth capacity may undermine our profitability.

      Declines in the price for wholesale bandwidth capacity may seriously undermine our profitability. As a result of the construction of trans-Pacific networks by our competitors, the price for wholesale bandwidth capacity in the trans-Pacific market has started to decline rapidly. This price decline has lowered the price at which we are able to sell our services in that market. More drastic price declines have occurred in the trans-Atlantic market, where Global Crossing operates. We believe that wholesale bandwidth pricing in the trans-Pacific market is likely to continue to decline in future years, and we expect to experience similar price declines in other markets in which we will operate. Specifically, we anticipate that prices for our products and services and network transmission capacity, in general, will continue to decline over the next several years, due primarily to the following:

•	price competition as various network providers continue to install networks that might compete with ours;

•	recent technological advances that result in substantial increases in the transmission capacity of both new and, to a lesser extent, existing fiber optic telecommunications networks; and

•	strategic alliances or similar transactions, such as long-distance capacity purchasing alliances among groups of carriers, that could increase the parties’ purchasing power.

      There could also be a larger decline in prices than we expect.

The lack of competitive pricing for our services may undermine our profitability.

      Our services may not be competitively priced, which may negatively affect our profitability. We expect to enter into an agreement with Global Crossing. That agreement provides that a joint pricing committee will determine the pricing of services outside Asia. We do not know whether the pricing committee will set prices at a competitive level. Moreover, under the agreement, we expect to be obligated to use exclusively Global Crossing’s network and services outside Asia. Therefore, our ability to price services competitively may be further undermined if Global Crossing’s network and services are not priced competitively.

We may be unable to deploy parts of our network on a timely or cost-efficient basis, which may cause our revenue to decline, result in operating losses or place us at a competitive disadvantage.

      Delays in the completion of parts of our network or the networks of our joint ventures or failure to complete those parts in a cost-efficient manner could cause our revenue to decline or result in operating losses. In addition, such delays could place us at a competitive disadvantage in the markets in which we intend to operate. Some of our competitors have encountered similar delays. The timely and cost-efficient completion of Pacific Crossing-1, East Asia Crossing and other parts of our network and the networks of our joint ventures depends on a variety of factors, many of which we cannot control. Some of those factors relate to the ability to connect to other networks, the availability of suitable landing sites, favorable regulatory environment or rights-of-way and unforeseen engineering or construction challenges.

If we fail to expand our marketing and sales operations substantially, we may fail to increase market awareness and sales of our services.

      If we are unable to expand our marketing and sales operations, we may not be able to increase market awareness or sales of our services, which may prevent us from achieving and maintaining profitability. As of December 31, 2000, Global Crossing’s sales force generated $100.9 million in revenue for us, representing 66% of our revenue as of that date. As of December 31, 2000, our sales force generated $52.7 million or 34% of our revenue. In addition, Global Access Limited and Hutchison Global Crossing use their own sales forces to market and sell their services. We have been expanding our sales force and plan to hire additional marketing and sales personnel and system and consulting engineers, particularly individuals with experience in the telecommunications industry. Our services require a sophisticated sales effort that targets key people within our prospective clients’ organization. To target these key people, we need the efforts of personnel with necessary contacts as well as specialized system and consulting engineers within our organization. We may not be able to hire the number of qualified sales personnel and system and consulting engineers we need because competition for these individuals is intense and finding individuals with relevant industry specific experience is difficult. In addition, we may not have the financial capability to hire a sufficient number of qualified personnel. We expect to face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company.

If we fail to expand our services, we may not be able to grow our business or implement our business plan.

      Failure to expand our services may restrict our ability to enter new markets and develop and maintain new customers. For example, we may not be able to survive competition in countries in which there is an increasing consumer demand for advanced Internet services unless we are able to provide these services. However, in order to expand our services, we must undertake a number of actions, which we may not be able to complete successfully. These actions include:

•	increase capacity on our planned systems;

•	develop and acquire additional undersea cable projects;

•	develop and acquire additional terrestrial fiber or capacity; and

•	introduce new services and products, which leverage the capabilities of existing and planned systems.

      In addition, in some jurisdictions, a number of the services we propose to offer may be subject to regulatory constraints which may affect the timing or cost to us of offering those services, or ability to offer them at all. In Taiwan, for example, we are currently not permitted to construct terrestrial transmission facilities. Therefore, we will have to obtain the necessary terrestrial connection to our undersea cables from other network operators, which may increase our costs. In addition, at present we are permitted to sell transmission capacity on our Taiwan network only to other facilities-based providers, which may limit our customer base.

      The success of our network will also be dependent on our continued ability to provide high quality telecommunications services through upgrading our systems and our ability to protect our network from external damage. As we grow, the timing and implementation of our upgrades will become more important. However, the quality and availability of our services could be disrupted because of our inability to make timely or error-free upgrades to our network.

Competition in our industry is intense and growing, and we may be unable to compete effectively.

      Some of our competitors have announced plans to construct, have begun to construct or are currently operating fiber optic networks across the Pacific Ocean and across a number of Asian countries, including Japan and Hong Kong, two of the key Asian telecommunications markets in which we operate. If we are unable to compete effectively against these competitors, it could lead to price reductions, lower revenue, under-utilization of our network, reduced operating margins and loss of market share. Many of our competitors have, and some potential competitors are likely to enjoy, competitive advantages, including:

•	greater name recognition in a particular market;

•	greater financial, technical, marketing and other resources;

•	larger installed bases of customers; and

•	well-established relationships with current and potential customers.

      As a consequence, our competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more readily, take advantage of acquisition and other opportunities more effectively, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

      In addition, new market entrants or the creation of stronger competitors through combinations could result in increased price competition, which would make it difficult for us to attract new customers, retain existing customers or attain revenue and gross margin levels sufficient to generate a return on our prior investment in our business. A list of our principal competitors is included under “Item 1 — Business — Competition” on page 9.

Use of the Internet, electronic commerce and other bandwidth-intensive applications in Asia may not increase as substantially as we expect, which would limit demand for capacity and services and limit our ability to increase our revenue.

      Demand for our services may not grow as we expect, which could limit demand for our services and limit our ability to increase our revenue. Our business plan assumes that the use of the Internet, electronic commerce and other bandwidth-intensive applications in Asia will increase substantially in the next few years, in a manner similar to the increased use in the United States market in the past few years. The potential for Internet growth in many Asian countries is subject to a number of potential obstacles, including high access charges, lower overall computer literacy, regulatory constraints and the wide spread use of the English language in Internet content and applications. In addition, overall demand for our services in Asia may be reduced by unfavorable economic conditions, such as the recent economic downturn of the Asian economies. If the use of bandwidth-intensive applications in Asia does not increase as anticipated, demand for many of our services, including sales of capacity, dark fiber, which is fiber without electronic equipment attached, managed bandwidth services and our value-added services, will be lower than we currently anticipate. Our ability to generate revenue would be negatively affected as well.

If we fail to manage expansion effectively, we may encounter significant difficulties in operating our business.

      We are experiencing rapid expansion and expect this expansion to continue for the foreseeable future. If we fail to manage this expansion effectively, we may encounter significant difficulties in operating our business. As a result of this rapid expansion, we expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and will need to continue to expand, train and manage our work force. This growth has placed, and will continue to place, a significant strain on our management systems and resources by requiring us to manage multiple relationships with joint venture partners, customers, service providers and other third parties. In addition, our expansion into various Asian countries has increased, and will continue to increase, that strain by requiring us to deal with a number of significantly different economic, political and regulatory environments. Our expansion also requires, and will continue to require, significant travel time by our management team.

If any of our systems or the Global Crossing systems fails to operate for its full design life, our revenue and ability to implement our business plan may be significantly undermined.

      Failure of any of our systems or the Global Crossing systems to operate for its full design life could have a significantly negative impact on our revenue and our ability to implement our business plan. Each of our systems and the Global Crossing systems either has or is expected to have a design life of generally 25 years; however, we cannot predict the actual useful life of any of these systems. We believe that our systems and the Global Crossing systems are subject to operational risks as we describe in the risk factor immediately below.

Our facilities and the cable systems on which we depend may fail, which would interrupt the services we provide and make it difficult for us to retain and attract customers.

      If our services are interrupted due to system failures, we risk losing existing customers that are affected by the failures, and our ability to attract and maintain new customers may be impaired. The operation, administration, maintenance and repair of our and Global Crossing’s systems require the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world. We do not know that, even if built to specifications, our systems or Global Crossing’s systems will function as expected in a cost-effective manner. The failure of the hardware or software to function as required could render a cable system unable to perform at design specifications. Subsea cable systems are also subject to damage or breakage due to fishing nets, anchors or other factors. Although the network structure used in our systems is intended to eliminate service interruptions by automatically rerouting traffic, depending on the nature of interruption, rerouting may not always be possible or successful. Furthermore, the East Asia Crossing system while under construction, will be unable to reroute until both loops of the rings are complete. Pacific Crossing-1 experienced failures to reroute traffic while under construction. Although we are able to sell long-term capacity on a cable system before both loops of the ring are complete, most customers are reluctant to repurchase value-added services, such as leased lines, before the system is complete due to the risk of service interruption.

If we fail to obtain access to terrestrial networks in key markets, we may not be able to remain competitive.

      If we fail to connect our subsea cables with terrestrial networks in key markets, we may not be able to maintain our existing customers or attract new customers. We expect that in all key markets in Asia we will rely on joint ventures with local parties to obtain access to terrestrial networks in those markets. For example, in Japan and Hong Kong, we expect to connect our subsea cables with the Hutchison Global Crossing and Global Access Limited networks. Furthermore, we have entered into joint ventures in Taiwan, Korea, Singapore and the Philippines to connect our subsea cable to terrestrial networks. However, we may not be able to form joint ventures in our other key markets or, even if we do form joint ventures, we may not be able to gain access to their terrestrial networks. In that case, we will have to purchase the right to access terrestrial networks of third parties on terms that will likely be less favorable to us than the terms we would have obtained from one of our joint ventures. This could prevent us from offering our services on competitive terms, which could undermine our ability to maintain or attract customers.

Loss of key executive officers could weaken our business expertise and delay the completion of our network and other business plans.

      The loss of any of our key executive officers in the future could significantly impede our financial plans, network completion, expansion of services, marketing and other objectives. We believe that the growth and future success of our business will depend in large part on our continued ability to attract, motivate and retain highly-skilled qualified personnel. We may not be successful in doing so, as the competition for qualified personnel in the telecommunications industry is intense. We do not have key person life insurance policies covering any of our employees.

Some of our officers and directors are shareholders, directors and officers of Global Crossing or other companies and may, as a result, have conflicts of interest.

      Some of our executive officers and directors may have conflicts of interest which could have a material negative impact on the management and growth of our business. Some of our executive officers and directors are shareholders, directors and officers of Global Crossing, which owns 315.6 million shares of our outstanding Class B Common Stock, which represents approximately 64% of the combined voting power of all of our outstanding common stock. As of December 31, 2000, our directors and executive officers as a group collectively beneficially owned approximately 12% of the outstanding common stock of Global Crossing. In addition, some of our directors and executive officers serve as officers and directors of other companies and are active investors in the telecommunications industry. Being one of our directors or officers and a shareholder, director or officer of another company could create conflicts of interest when the director or officer is faced with decisions that could have different implications for us and the other company. A conflict of interest could also exist with respect to allocation of time and attention of persons who are directors or officers of ours and another company. The pursuit of these other business interests could distract these directors and officers from pursuing opportunities on our behalf.

Political and economic conditions in Asia are unpredictable and may disrupt our operations if these conditions become unfavorable to our business.

      We expect to derive a substantial percentage of our revenue from the Asian market. Changes in political or economic conditions in the region are difficult to predict and could negatively affect our operations or cause the Asian market to become less attractive to businesses, which could reduce our revenues. Many countries in Asia have experienced significant economic downturns in the past, resulting in slower real gross domestic product growth for the entire region as a result of higher interest rates and currency fluctuations. Declining economic growth rates in the future could cause expenditures for telecommunications and Internet-based products to decrease, which would negatively impact our business and our profitability over time. In addition, an economic downturn in Asia could also lead to a devaluation of currencies. This could decrease our revenue for the Asian region as our customers are likely to demand less of our services, since the cost of our services in their local currencies would increase.

Because many of our customers deal predominantly in foreign currencies, we may be exposed to exchange rate risks, and our net income may suffer due to currency translations.

      Because of foreign currency declines and regulatory restrictions, our customers may be unable to pay for our services in United States dollars; in that case, our net income may suffer due to currency translations. We primarily invoice for international capacity in United States dollars and will invoice international services in the same manner. However, most of our customers and many of our prospective customers derive their revenue in currencies other than United States dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that those currencies decline in value relative to the United States dollar. Furthermore, those customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into United States dollars. In that event, the affected customers may not be able to pay us in United States dollars. In addition, in cases where we invoice for our capacity and services in currencies other than United States dollars, our net income may suffer due to currency translations if those currencies decline in value relative to the United States dollar and we do not enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies relative to the United States dollar could adversely affect our ability to market our services to customers whose revenues are denominated in those currencies. In addition, our obligations under the notes and some of our other indebtedness are denominated in United States dollars. To the extent that we are dependent on revenues denominated in foreign currencies to service our debt requirements, fluctuations in the exchange rate between those foreign currencies and the United States dollar may adversely affect our ability to pay our indebtedness including our notes.

Our operations are subject to regulation in the countries in which we operate and require us to obtain and maintain a number of governmental licenses and permits. If we fail to obtain and maintain those licenses and permits, we may not be able to conduct our business.

•	Our international operations in the United States are governed by the Submarine Cable Act and the Communications Act of 1934, as amended by the Telecommunications Act of 1996. We may be required to file periodic regulatory reports and pay regulatory fees in connection with our operations in the United States. We may fail to comply with these obligations, which could lead to the imposition of sanctions, up to and including the revocation of our authorization to operate.

•	Our operations in Asia are governed by the laws of the countries in which we operate. The regulation of telecommunications networks and services in those countries is changing rapidly and varies widely. In most of the countries in which we have or plan to have operations, the telecommunications regulation is evolving and in light of parallel technological, social and economic developments may not always be clear or consistent. In addition, some Asian countries limit competition for most services. In other countries, where there is a commitment to open markets to foreign investment, the liberalization trend may not continue, may slow down or may continue with a narrow scope. We may fail to comply with the telecommunications laws and regulations of one or more of the countries in which we operate, which could result in the temporary or permanent suspension of operations, including of our cable stations or other systems which are key links in our network, in one or more countries. In addition, many of the countries in which we operate are conducting proceedings that will affect the implementation of their telecommunications legislation. We cannot predict the outcomes of these proceedings. The outcomes of these proceedings may affect the manner in which we are permitted to provide our services in these countries and may have a significantly negative effect on our business.

•	In the ordinary course of constructing our networks and providing our services, we are required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we operate. In most countries, we expect that we will be required to obtain one or more telecommunications authorizations to construct our telecommunications networks and provide our telecommunications services. We also must comply with a variety of regulatory obligations, including obtaining permits to land our cables in some or all of the territories they will be connected to. We may not be able to obtain or maintain necessary licenses and authorizations or to comply with the obligations imposed upon license holders in one or more countries, which may result in sanctions, including the revocation of authority to provide facilities or services in one or more countries. We may not receive all requisite licenses on a timely basis or at all. We have not yet applied for the requisite licenses in Korea, Singapore, the Philippines, Malaysia or China. If the necessary licenses are not granted to us or if the approval process takes more time than we anticipate, it could have a significantly negative effect on our operations. See “Item I — Business — Regulation” on page 9.

•	In some jurisdictions regulatory constraints and related considerations may require us to rely on joint ventures or third parties to obtain and maintain the licenses, permits and registrations we require to conduct our planned operations in these jurisdictions. These arrangements may create for us a number of risks, including loss of autonomy and flexibility in our business planning and operations and the loss of control over regulatory compliance.

Regulatory restrictions on foreign ownership in the various countries in which we operate may impede our ability to conduct our business and implement our business plan.

      Regulatory restrictions on foreign ownership in the Asian countries in which we operate may restrict our ability to conduct our business and implement our business plan. We expect to be able to enter into the majority of the Asian markets through joint ventures with local partners. However, some countries may prohibit us from owning a controlling interest in those joint ventures or from entering into those transactions at all. For example, Korea and Taiwan currently limit foreign ownership of telecommunication carriers like us to 49% and 60%, respectively. China does not currently allow foreign ownership of telecommunications providers. However, China has committed itself to permitting limited, non-controlling foreign ownership in some telecommunications providers if it is admitted to the World Trade Organization.

If our future tax liabilities are greater than we anticipate, our business may be negatively impacted.

      We cannot predict the amount of tax to which we may become subject, as changes in our business or applicable law or challenges by taxing authorities may significantly increase the amount of taxes we have to pay. We believe that a significant portion of the income derived from our undersea systems will not be subject to tax by either of:

•	Bermuda, which currently does not have a corporate income tax, or

•	some other countries in which we conduct activities or in which our customers are located.

      We base this belief upon:

•	the anticipated nature and conduct of our business, which may change; and

•	our understanding of our position under the tax laws of the various countries in which we have assets or conduct activities, which position is subject to review and possible challenge by taxing authorities and to possible changes in law, which may have retroactive effect.

      Our income derived from our undersea systems may, however, become subject to taxation in the future in countries in which we operate as a result of changes in the nature of our business or applicable tax laws. In that case, we may have less cash flow than anticipated to conduct our business. This could impair our ability to service our indebtedness.

Risk Factors Relating to Our Relationship with Our Founding Shareholders

Our governance structure may not permit us to respond promptly to important matters, which may put us at a disadvantage when compared to our competitors who are able to make important business decisions without the consensus of their shareholders.

      Under our bye-laws and the shareholders agreement among our founding shareholders, the affirmative votes of our board members appointed by Microsoft and Softbank are required for a number of important business decisions. Neither our bye-laws nor the shareholders agreement provides for any deciding vote if the board members appointed by Microsoft and Softbank disagree on matters requiring their approval. As a result of this governance structure, we may not be able to respond promptly in the event of a disagreement among our founding shareholders or the members of our board appointed by them with respect to important strategic or operational matters. This may place us at a disadvantage when compared to our competitors who are able to make decisions without reaching the consensus of their shareholders.

Our founding shareholders have interests that may conflict with ours, which may lead to decisions that may be unfavorable to us.

      Our founding shareholders own or may engage in competing businesses. Our founding shareholders have or may acquire interests in other businesses, including telecommunications operators and Internet service providers, in a number of countries in which we intend to operate. These businesses may compete with us or may compete with us in the future. The existence of competing activities and services may cause our founding shareholders to resist expansions of our business that would otherwise present an attractive business opportunity for us.

      Our founding shareholders may engage in opportunities in our territory if they are offered to us and we decline to pursue them. This competition may cause a reduction in our market share and our revenue. Our founding shareholders may compete with us in our markets, which may cause a reduction in our market share and revenue. Under various circumstances, our founding shareholders may pursue corporate opportunities that might be appropriate for us, if they first present them to us and we choose not to pursue them. If we initially decline to pursue opportunities, we may experience situations where we are in direct competition with our founding shareholders.

      We may not be able to benefit from Microsoft’s and Softbank’s commitment to purchase a significant amount of capacity on our network. Our founding shareholders have entered into a capacity commitment agreement. If our founding shareholders terminate or amend that agreement, which they may do without our consent, we may not be able to benefit fully or at all from Microsoft’s and Softbank’s commitment under that agreement to purchase capacity on Pacific Crossing-1 and Global Access Limited in an aggregate amount of $200,000,000 each over a three-year period ($180,000,000 of which under the terms of the agreement can be purchased on Global Crossing systems).

Item 2. Properties

      We lease corporate offices in Hamilton, Bermuda, and Beverly Hills, California. We have our major regional offices under lease in Tokyo and Hong Kong, with additional offices in Taiwan and Korea. In addition, we own 64.5% of Pacific Crossing-1 and are developing an undersea cable in East Asia, East Asia Crossing. We also have ownership interests in terrestrial cable systems through Global Access Limited and Hutchison Global Crossing. We also own or lease 13 cable landing stations in the United States and East Asia.

      We believe that substantially all of our existing properties are in good condition and are suitable for the conduct of our business. We have granted or may grant security interests in undersea cables to lenders providing financing for those cables under non-recourse facilities.

Item 3. Legal Proceedings

      We are not presently subject to any legal claims or proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Price Range of Common Stock

      Our Class A common stock began to trade on the Nasdaq National Market (“NNM”) under the symbol “AGCX” following our initial public offering (“IPO”) of Class A common stock on October 12, 2000 at a per share price of $7.00. The high and low closing sales prices for the common stock as reported by the NNM were $7.25 and $4.31, respectively, during the period from October 12, 2000 to December 31, 2000.

      The closing sale price of the Class A common stock as reported by the NNM on March 19, 2001 was $5  11/16. As of March 19, 2001, there were 104 holders of record of our common stock.

Dividend Policy; Restriction on Payment of Dividends

      We do not anticipate paying cash dividends on our common stock in the foreseeable future. The terms of certain of our debt instruments also place limitations on our ability to pay dividends. Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

Item 6. Selected Financial Data

      The table below shows our selected consolidated financial information prepared using our consolidated financial statements as of and for the years ended December 31, 2000 and 1999, and for the period from April 1, 1998 (Date of Inception) to December 31, 1998. The consolidated financial statements have been prepared to give retroactive effect to the contribution of Hutchison Global Crossing (“HGC”) and Global Access Limited (“GAL”) to us on October 12, 2000. Since HGC, GAL and AGC were entities under common control of Global Crossing, these contributions were accounted for by us in a method similar to a pooling of interest. The consolidated financial information as of December 31, 2000 and 1999 and for the years then ended and for the period from April 1, 1998 (Date of Inception) to December 31, 1998 has been derived from our audited consolidated financial statements which are included in this Form 10-K beginning on page F-1 and should be read in conjunction with the audited consolidated financial statements and notes included elsewhere on Form 10-K. We derived the remaining data from unaudited consolidated financial statements.

      In reading the following selected consolidated financial information, please note the following:

•	On September 24, 1999, we were formed as an indirect wholly owned subsidiary of Global Crossing. On November 24, 1999, we became a wholly owned subsidiary of a joint venture among Global Crossing, Softbank and Microsoft, known as Asia Global Crossing Holdings Ltd.

•	On November 24, 1999, Global Crossing contributed to us GCT Pacific. GCT Pacific owns our interest in Pacific Crossing Ltd. Since we and GCT Pacific are entities under common control, our consolidated financial statements include information relating to GCT Pacific as if we were in existence on April 1, 1998, the date of inception of GCT Pacific, in a method similar to a pooling of interest.

•	On November 24, 1999, Global Crossing contributed all its rights in East Asia Crossing to us.

•	At December 31, 1999, we beneficially owned 57.75% of Pacific Crossing Ltd.. Before January 1, 2000, our investment in Pacific Crossing Ltd. was accounted for under the equity method because we were not able to exercise effective control over Pacific Crossing Ltd. In March 2000, we increased our interest in Pacific Crossing Ltd. to 64.5%, and the Pacific Crossing Ltd. shareholders agreement was amended to give us effective control over Pacific Crossing Ltd. As a result, we have consolidated Pacific Crossing Ltd. as of January 1, 2000.

•	The first segment of Pacific Crossing-1 commenced service in December 1999, and the full system was completed by the end of 2000.

•	On October 12, 2000, we completed our initial public offering in which we sold 68 million shares of our Class A common stock at a price of $7.00 per share. The net proceeds of our initial public offering, which we received on October 12, 2000, after deducting underwriting discounts, commissions and costs, were approximately $451.8 million. On November 8, 2000, an additional 500,000 shares at $7.00 per share were sold in connection with the exercise of the underwriters’ over-allotment option. The additional net proceeds were approximately $3.3 million, after deducting the underwriters’ discounts, commissions and costs.

•	Concurrent with our initial public offering, we issued senior notes at a price of 97.990% of the principal amount. The outstanding notes have a face value of $408 million, mature on October 15, 2010 and bear an interest rate of 13.375%. Interest on the outstanding notes is payable on April 15 and October 15 of each year, beginning April 15, 2001.

•	Concurrent with our initial public offering, Global Crossing, Softbank and Microsoft together contributed their 50% ownership interests in Hutchison Global Crossing to us. At the same time, Global Crossing contributed its 49% interest in GAL to us. These contributions are accounted for by us similar to the pooling-of-interests method of accounting because HGC, GAL and AGC are entities under common control of Global Crossing. Prior to these contributions, Global Crossing accounted for its investments in HGC and GAL under the equity method of accounting.

•	We monitor our financial performance using certain metrics which reflect our performance and liquidity on a consolidated basis, and on a proportionate ownership basis, reflecting our interests in our consolidated and non-consolidated affiliates.

•	Cash Revenue refers to revenue plus incremental cash deferred revenue, which is the incremental change in deferred revenue relating to cash receipts. We present Cash Revenue because it is a financial indicator used by investors and analysts to compare companies on the basis of cash receipts from sales of capacity and services. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (“GAAP”).

•	Adjusted EBITDA is defined as operating income (loss), plus goodwill amortization, depreciation and amortization, non-cash cost of capacity sold, stock related expenses and incremental cash deferred revenue. This definition is consistent with financial covenants contained in our significant financing agreements. We present Adjusted EBITDA because it is a financial indicator used by investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that Adjusted EBITDA is an additional, meaningful measure of performance and liquidity. We use Adjusted EBITDA to monitor our compliance with our financial covenants. This information should not be considered as an alternative measure of performance as promulgated under GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

•	Proportionate Cash Revenue represents the sum of our ownership percentage of the Cash Revenue of Asia Global Crossing, Hutchison Global Crossing, Global Access Limited and other joint ventures after eliminating certain inter-company transactions. Cash Revenue which may be applied to capacity purchases on any of our systems, Global Crossing, or an affiliated system at a later time is excluded. At December 31, 2000, a total of $94.0 million of such cash revenue is excluded.

•	Proportionate Adjusted EBITDA reflects the sum of our ownership percentage of the Adjusted EBITDA of Asia Global Crossing, Hutchison Global Crossing, Global Access Limited and other joint ventures after eliminating certain inter-company transactions.

•	We believe these proportionate metrics are relevant given the importance of joint venture operations in achieving our business objectives. In calculating these proportionate metrics, cash received by Asia Global Crossing and its affiliates for capacity purchases on specific systems are treated as cash received by the companies which provide the capacity.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

(In thousands, except share and per share information)

			Period from
			April 1, 1998
			(Date of
	Year Ended	Year Ended	Inception)
	December 31,	December 31,	to December 31,
	2000	1999	1998

Consolidated Statements of Operations Data:

Revenues	$153,609	$—	$—
Operating expenses

Cost of sales	108,681	—	—

Operations, administration and maintenance	57,292	—	—

Other operating expenses	57,226	1,201	—

Depreciation and amortization	19,868	—	—

	243,067	1,201	—

Operating loss	(89,458)	(1,201)	—
Other incomes (expenses)

Minority interest	(6,575)	—	—

Equity in income (loss) of affiliates	(59,001)	2,978	(2,507)

Interest income	24,898	11,598	5,374

Interest expense	(2,622)	—	—

Other income (expense), net	(4,120)	—	—

Income (loss) before provision for income taxes	(136,878)	13,375	2,867

Provision for income taxes	(10,000)	—	—

Net income (loss)	$(146,878)	$13,375	$2,867

Basic and diluted net income (loss) per common share	$(0.29)	$0.03	$0.01

Other Financial Data:

Proportionate Cash Revenue	$321,766	$36,305	$—

Proportionate Adjusted EBITDA	135,866	20,182	(940)

Cash provided by operating activities	281,991	22,045	5,366

Cash used in investing activities	(854,702)	(90,652)	(231,006)

Cash provided by financing activities	$1,267,941	$73,013	$231,018

Calculation of Proportionate Adjusted EBITDA:

Operating income (loss)	$(89,458)	$(1,201)	$—

Depreciation and amortization	19,868	—	—

Non-cash cost of capacity sold	107,105	—	—

Incremental cash deferred revenue	272,254	—	—

Adjusted EBITDA	309,769	(1,201)	—

Minority interest in Adjusted EBITDA	(55,619)	—	—

Proportionate Adjusted EBITDA from non-consolidated joint ventures	40,763	21,383	(940)

Elimination adjustments with affiliates	(65,002)	—	—

Incremental cash deferred revenue from payments for non-specific capacity	(94,045)	—	—

Proportionate Adjusted EBITDA	$135,866	$20,182	$(940)

Consolidated Balance Sheet Data:

Cash and cash equivalents	$705,161	$9,784	$5,378

Restricted cash and cash equivalents	145,862	138,118	231,000

Property and equipment, net	1,914,018	101,598	—

Investments in affiliates	620,628	286,131	177,334

Total assets	3,632,538	626,536	413,732

Long-term debt	1,201,334	—	—

Total liabilities	1,706,094	102,533	—

Minority interest	162,720	—	—

Shareholders’ equity	$1,763,724	$524,003	$413,732

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such a difference include those set forth under “Risk Factors.”

General

      We were formed in November 1999 and have a limited operating history. Upon our formation, Global Crossing contributed GCT Pacific Holding Ltd. (“GCT Pacific”) to us, which was then a wholly owned subsidiary of Global Crossing and which held Global Crossing’s interest in Pacific Crossing Ltd. GCT Pacific was a holding company and did not have any operations. Since we and GCT Pacific are entities under common control of Global Crossing, our consolidated financial statements include information relating to GCT Pacific as if we were in existence on April 1, 1998, the date of inception of GCT Pacific, in a method similar to a pooling of interests.

      Concurrent with our initial public offering, Global Crossing, Microsoft Corporation and Softbank Corp. contributed their aggregate interest of 50% in Hutchison Global Crossing (“HGC”) to us. At the same time, Global Crossing contributed its 49% interest in Global Access Limited (“GAL”) to us. These contributions are accounted for by us similar to the pooling-of-interests method of accounting because HGC, GAL and us are entities under common control of Global Crossing. Prior to these contributions, Global Crossing accounted for its investments in HGC and GAL under the equity method of accounting.

      Our consolidated financial statements have been prepared to give retroactive effect to the contribution of HGC and GAL to us by Global Crossing, Microsoft Corporation, Softbank Corp., respectively, at the completion of the initial public offering. Our consolidated financial statements have been restated for all periods presented as if HGC, GAL and us had been always combined under the equity method of accounting since they were combined with Global Crossing. These financial statements have become our historical consolidated financial statements.

      In December 1999, the first segment of Pacific Crossing-1 began commercial service allowing Pacific Crossing Ltd. to recognize revenue on sales of capacity. Before January 1, 2000, our investment in Pacific Crossing Ltd. was accounted for under the equity method; consequently, our revenue did not include Pacific Crossing Ltd. revenue. In March 2000, we increased our interest in Pacific Crossing Ltd. to 64.5%, and the Pacific Crossing Ltd. shareholders agreement was amended to give us effective control over Pacific Crossing Ltd. As a result, we consolidated Pacific Crossing Ltd. as of January 1, 2000. Since we did not consolidate Pacific Crossing Ltd. results in 1999, the comparability of our historical results for the year ended December 31, 2000 and earlier periods presented is limited. Before December 1999, Pacific Crossing Ltd. had no revenues.

      In 2000, a significant portion of our cash revenue is from the sale of wholesale capacity to carrier customers on Pacific Crossing-1. As segments on East Asia Crossing and future systems become operational, additional revenue will be generated from these systems. The revenue from these systems will be offset by additional costs including cost of capacity, selling, general and administrative costs and other operational costs.

      We expect that wholesale bandwidth pricing in the trans-Pacific market is likely to continue to decline in future years as a result of the increasing supply of trans-Pacific bandwidth capacity. We expect similar price declines in other markets in which we will operate. Although prices are expected to continue to decline, we anticipate that the impact to our revenue will be offset by the increasing demand for bandwidth capacity. Our revenue through the end of year 2000 was primarily derived from the sale of wholesale bandwidth capacity on Pacific Crossing-1. In fiscal year 2001, we expect a significant portion of our revenue growth to be derived from the sale of wholesale bandwidth capacity on East Asia Crossing and other services, including Internet, data and voice services, to wholesale and business customers.

      We monitor our financial performance using certain metrics which reflect our performance and liquidity on a consolidated basis, and on a proportionate ownership basis, reflecting our interests in consolidated and non-consolidated joint ventures.

      Cash Revenue refers to revenue plus incremental cash deferred revenue, which is the incremental change in deferred revenue relating to cash receipts. We present Cash Revenue because it is a financial indicator used by investors and analysts to compare companies on the basis of cash receipts from sales of capacity and services. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (“GAAP”).

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

      Proportionate Cash Revenue represents the sum of our ownership percentage of the Cash Revenue of Asia Global Crossing, Hutchison Global Crossing, Global Access Limited, and other joint ventures after eliminating certain inter-company transactions. Cash Revenue which may be applied to capacity purchases on any of our systems, Global Crossing, or an affiliated system at a later time is excluded. At December 31, 2000, a total of $94.0 million of such cash revenue is excluded.

      Proportionate Adjusted EBITDA reflects the sum of our ownership percentage of the Adjusted EBITDA of Asia Global Crossing, Hutchison Global Crossing, Global Access Limited, and other joint ventures after eliminating certain inter-company transactions.

      We believe these proportionate metrics are relevant given the importance of joint venture operations in achieving our business objectives. In calculating these proportionate metrics, cash received by Asia Global Crossing and its affiliates for capacity purchases on specific systems are treated as cash received by the companies which provide the capacity.

Recent Financial Accounting Developments

      As a result of Financial Accounting Standards Board (“FASB”) Interpretation No. 43 (“FIN 43”), “Real Estate Sales, an interpretation of FASB Statement No. 66”, which became effective July 1, 1999, we have accounted for revenue from terrestrial circuits sold after that date as operating leases and have amortized that revenue over the terms of the related contracts, even though typically we receive the full sales price in cash at the time of activation of these circuits.

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

      In June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 137 (“SFAS 137”), “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, which deferred SFAS 133’s effective date to fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133”. SFAS 133 establishes new standards of accounting and reporting for derivatives instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, did not have a material impact on the Company’s financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” which is required to be adopted by us in the quarter ended December 31, 2000. SAB 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The adoption of this new requirement did not have a material impact on our financial position or results of operations.

Results of Operations for the Years Ended December 31, 2000 and December 31, 1999

      Revenues. Revenue for 2000 was $153.6 million which was primarily from sales of Pacific Crossing-1 capacity. Of this amount, $138.3 million in revenue was recognized using sales-type lease accounting, while the remaining $15.3 million in revenue was accounted for using service accounting. There was no revenue in 1999 since sales were only generated by Pacific Crossing Ltd., which was not consolidated in 1999.

      Proportionate Cash Revenue for 2000 was $321.8 million, which primarily consisted of $161.6 million from the sales of Pacific Crossing-1 and East Asia Crossing capacity, $66.1 million from the sales of GAL’s terrestrial network and $62.5 million primarily from the revenue generated by HGC. Proportionate Cash Revenue in 1999 was $36.3 million, primarily due to sales of Pacific Crossing-1 capacity, which was not ready for service until the fourth quarter of 1999.

      Cost of sales. Cost of sales for 2000 was $108.7 million which relates primarily to sales of Pacific Crossing-1 capacity and a $40.5 million charge for losses on sales. In June 2000, we reduced the carrying value of certain purchased capacity held for sale from $48 million to $10 million. In 1999, when the capacity was originally purchased it was our intention to re-sell it to third party customers. Subsequent to the acquisition of this capacity, our business plan changed primarily due to the expanded construction of our Asian networks. In June 2000, based upon the changes in our network and business plan, we determined that we had no alternative use for this capacity and entered into discussions for its sale to various third party customers. Accordingly, we recognized a loss of $38.0 million in respect of the excess of the carrying value of the capacity over its current fair value of $10.0 million. In September 2000, all such purchased capacity was sold and an additional loss of $2.5 million was recognized. In 1999, there was no recognized revenue, and as a result, there was no cost of sales.

      Operations, administration and maintenance. Operations, administration and maintenance expenses was $57.3 million for the year ended December 31, 2000 which primarily related to the costs to provide operating, administration and maintenance functions for Pacific Crossing-1. There was no operations, administration and maintenance expense for the year ended December 31, 1999 because Pacific Crossing Ltd. was not consolidated, and no other systems were built.

      Other operating expenses. Other operating expenses for 2000 were $57.2 million, which consisted principally of salaries and employee benefits, marketing and promotional costs, occupancy costs, travel costs, professional fees and shared corporate service charges allocated from Global Crossing. Other operating expenses for 1999 were insignificant since we were formed in September 1999.

      Depreciation and amortization. Depreciation and amortization expense was $19.9 million for 2000 relating primarily to Pacific Crossing-1. There was no depreciation and amortization expense for 1999 because Pacific Crossing-1 was not ready for service until the end of the year.

      Equity in income (loss) of affiliates. Equity in loss of affiliates for 2000 was $59.0 million compared to equity in income of affiliates of $3.0 million in 1999, an increase in loss of $62.0 million. The increase was primarily due to $22.1 million equity in loss of Hutchison Global Crossing in 2000, and $28.7 million amortization of goodwill and other intangible assets resulting from the formation of HGC. We did not account for HGC under the equity method of accounting until its formation in January 2000. In addition, Pacific Crossing Ltd. was accounted for under the equity method of accounting in 1999 and as a result, contributed $13.0 million equity in income in 1999.

      Minority interest. Minority interest for 2000 was ($6.6) million which primarily represents our joint venture partner’s equity interest in the income of Pacific Crossing Ltd. We did not have any minority interest until we consolidated Pacific Crossing Ltd. in January 2000.

      Interest income. Interest income of $24.9 million for 2000 relates primarily to returns on invested cash contributed by Microsoft and Softbank, cash received from our initial public offering and senior notes offering in October 2000 and restricted cash for the construction of Pacific Crossing-1. Interest income of $11.6 million for 1999 relates primarily to the returns on invested restricted cash for the construction of Pacific Crossing-1. We capitalized most of our interest costs to construction in progress in accordance with Statements of Financial Accounting Standards No. 34 “ Capitalization of Interest Costs”.

      Interest expense. Interest expense of $2.6 million for 2000 relates to the Pacific Crossing-1 credit facility, and senior notes issued in October 2000. There was no interest expense for 1999 because Pacific Crossing Ltd. was not consolidated and the senior notes were not issued until the fourth quarter of 2000.

      Provision for income taxes. Bermuda does not impose a statutory income tax and consequently the provision for income taxes of $10.0 million recorded in 2000 related to income earned by certain of our subsidiaries which are located in jurisdictions which impose income taxes.

      Net income (loss). Our net loss was $146.9 million for 2000 as compared to net income of $13.4 million for 1999.

      Proportionate Adjusted EBITDA. We reported Proportionate Adjusted EBITDA of $135.9 million in 2000. The Proportionate Adjusted EBITDA for 1999 was $20.2 million.

Results of Operations for the Year Ended December 31, 1999 and Period from April 1, 1998 to December 31, 1998

      Revenues. There was no revenue in 1999 and 1998 since Pacific Crossing-1 was not ready for service until December 1999 and Pacific Crossing Ltd. was not consolidated until 2000. Proportionate Cash Revenue was $36.3 million for the year ended December 31, 1999 which represents our proportionate ownership interest of Pacific Crossing-1’s cash revenue.

      General and Administrative. General and administrative costs for the year ended December 31, 1999 were $1.2 million. These charges consist principally of salaries and employee benefits, travel costs, professional fees and management service charges allocated from Global Crossing. There was no general and administrative expense in 1998. The increase is attributable to costs incurred after our formation.

      Equity in income (loss) of affiliates. Income from affiliates for the year ended December 31, 1999 was $3.0 million. During the period from April 1, 1998, date of inception, to December 31, 1998, we reported a $2.5 million loss from affiliates. In 1999, our equity in income of Pacific Crossing Ltd. was partially offset by our equity in loss of GAL. In 1998, both affiliates recorded net losses.

      Interest income. Interest income for the year ended December 31, 1999 was $11.6 million. During the period from April 1, 1998, date of inception, to December 31, 1998, we reported interest income of $5.4 million. The increase of 115% is due to earnings on investments of restricted funds for the construction of Pacific Crossing-1 and earnings on $350 million contributed by Microsoft and Softbank in November 1999.

      Provision for income taxes. Bermuda does not impose a statutory income tax, and consequently no provision for income taxes was recorded for entities incorporated in Bermuda. We established a full valuation allowance as of December 31, 1999 for all entities incurring a net loss and operating in taxing jurisdictions to offset tax benefits recorded by entities without an operating history. A valuation allowance is necessary until we can quantify any potential tax attributes related to the operating losses and the realization of those potential attributes.

      Net income. During the year ended December 31, 1999, we reported net income of $13.4 million. During the period from April 1, 1998, date of inception, to December 31, 1998, we reported net income of $2.9 million. The increase of 362% was primarily due to the increase of equity in income (loss) of affiliates and interest income.

      Proportionate Adjusted EBITDA. For the year ended December 31, 1999, we reported proportionate adjusted EBITDA of $20.2 million. The Proportionate Adjusted EBITDA for the period from April 1, 1998 to December 31, 1998 was ($0.9) million.

Liquidity and Capital Resources

      We estimate the cost of Pacific Crossing-1 to be approximately $1.3 billion, including any upgrades. We have fully financed Pacific Crossing-1 through shareholder equity investments, operating cash flows, and the $850.0 million Pacific Crossing-1 credit facility, under which $801.5 million was outstanding at December 31, 2000.

      We estimate the cost of East Asia Crossing connecting Japan, Hong Kong, Taiwan, Korea, Malaysia, the Philippines and Singapore to be approximately $1.3 billion over the next two years.

      On October 12, 2000, we completed our initial public offering in which we sold 68 million shares of our Class A common stock at a price of $7.00 per share. The net proceeds of the initial public offering after deducting underwriting discounts, commissions and costs were approximately $451.8 million. On November 8, 2000, an additional 500,000 shares at $7.00 per share were sold in connection with the exercise of the underwriters’ over-allotment option. The additional net proceeds were approximately $3.3 million, after deducting the underwriters’ discounts, commissions and costs. Concurrent with the initial public offering, we issued the senior notes for net proceeds of approximately $389 million. The senior notes have a face value of $408 million, mature on October 15, 2010 and bear an interest rate of 13.375%. Interest on the senior notes is payable on April 15 and October 15 of each year, beginning April 15, 2001. We have used and are using the proceeds of our initial public offering and senior note offering for the construction of our network, the expansion of our business and general corporate purposes.

      Concurrently with the closing of our initial public offering, we entered into two subordinated notes (the “Subordinated Notes”) with Global Crossing. Under the terms of the Subordinated Notes, Global Crossing committed to loan us up to $200 million under each note which can be reduced by Global Crossing in an amount based on any net cash proceeds received by us from (a) the issuance of any shares of the our capital stock subsequent to our initial public offering (excluding 500,000 shares sold as part of the exercise by the underwriters of their over-allotment option in connection with the initial public offering) and (b) the issuance of any indebtedness which meets certain conditions under the terms of the Subordinated Notes. One of the Subordinated Notes is available for borrowings until certain conditions are met, and the second Subordinated Note is available for borrowings until December 31, 2002. The Subordinated Notes mature on April 15, 2011 and bear interest at a rate of 14.875% per annum. Interest shall be payable in cash semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2001. However, interest due on or before October 15, 2005 will be paid by increasing the outstanding principal amount. We are permitted to use the proceeds of the Subordinated Notes to pay a portion of the costs of building our network, operating expenses, interest on our indebtedness and general corporate purposes.

      We have extended limited amounts of financing to customers in connection with certain capacity sales. Our customer financing terms may provide for installment payments of up to four years. We believe that our extension of financing to our customers will not have a material effect on our liquidity.

      Cash provided by operating activities was $282.0 million and $22.0 million for 2000 and 1999, respectively. The balances principally represent cash received from capacity sales and interest income received, less general and administrative expenses paid.

      Cash used in investing activities was $854.7 million and $90.7 million for 2000 and 1999, respectively. The balances primarily represent cash paid for construction in progress, purchases of property and equipment and cash paid for investments. The increase in cash used in investing activities primarily relates to construction activities and business expansions.

      Cash provided by financing activities was $1,267.9 million and $73.0 million for 2000 and 1999, respectively. The increase in cash provided by financing activities primarily relates to capital contributions from shareholders and joint venture partners, the proceeds from issuance of our common stock and senior notes and borrowings under Pacific Crossing-1 credit facility.

      As of December 31, 2000, we had $705.2 million in cash and cash equivalents and $145.9 million in restricted cash and cash equivalents.

      We have a substantial amount of indebtedness. Based upon the current level of operations, our management believes that our cash flows from operations, together with the net proceeds from our initial public offering of common stock and our senior notes, available borrowings under Pacific Crossing-1 credit facility, and if necessary, the Subordinated Notes, will be adequate to meet our anticipated requirements for working capital, capital expenditures, discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. Also, there can be no assurance that our business and our continued ability to raise capital will be adequate to meet our anticipated requirements for working capital, capital expenditures, discretionary investments, interest payments and scheduled principal payments for the foreseeable future. If we are unable to meet our current capital needs, we may be required to reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing.

      In February 2001, Pacific Crossing Ltd. entered into a shareholder loan with GCT Pacific Holdings, Ltd., a wholly-owned subsidiary, for approximately $20.4 million. The interest rate of the loan is LIBOR plus 2.5%. The outstanding principal plus accrued interest is due one year after the Pacific Crossing-1 credit facility is paid in full.

      Pacific Crossing Ltd. entered into an operations, administration and maintenance agreement with Global Crossing Network Center, Ltd. The agreement is for an initial term of eight years with two renewal periods of five years each at Pacific Crossing Ltd.’s option. The amounts payable under the agreement are $43 million, $43 million and $42.2 million for year 2000, 2001 and 2002, respectively. These fees will increase by 3.0% each year starting in the year ended December 31, 2003, through the end of the agreement in 2007.

      Under another operations, administration and maintenance agreement, Pacific Crossing Ltd. is committed to paying GAL JPY600 million (approximately $5.3 million based on the exchange rate at December 31, 2000) each year through 2002, increasing by 3.0% thereafter through 2007.

      We have agreed to form a joint venture company, to be owned 33% by ourselves and 67% by Exodus, to offer a full range of Internet operations outsourcing services to customers in Asia, including Web-hosting services, managed service offerings, professional services and content distribution. Pursuant to the joint venture agreement we will contribute $33 million in cash and all of our data center and related assets to the joint venture. In addition, the board of directors of the joint venture may require us to make additional capital contributions of up to $167 million over the three-year period following formation of the joint venture.

Inflation

      We do not believe that our business is impacted by inflation to a significantly different extent than the general economy.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

      The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s major market risk exposure is changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions, and the Company does not engage in transactions for speculative purposes.

	Expected Year of Maturity							Fair Value
								December 31,
	2001	2002	2003	2004	2005	Thereafter	Total	2000

	(In thousands)

Debt:

Pacific Crossing — 1 Credit Facility	$41,630	$88,260	$103,260	$115,760	$142,214	$310,330	$801,454	$801,454

Average interest rates — variable	(1)	(1)	(1)	(1)	(1)	(1)

Senior Notes due 2010	—	—	—	—	—	$408,000	$408,000	$353,940

Average interest rates — fixed						13.38%

Derivative Instruments:

Interest rate swap floating for fixed Contract notional amount	—	—	—	$500,000	—	—	$500,000	$8,951

Fixed rate paid by counterparty				(2)

Floating rate paid by the Company				5.00%

(1)	The interest rates are one-month United States dollar LIBOR + 2.25 – 2.50%, which were 8.8 – 9.1% as of December 31, 2000.

(2)	The interest rate is one-month United States dollar LIBOR, which was 6.6% as of December 31, 2000.

      A hypothetical 10% change in interest rate would result in an increase or decrease of approximately $6.9 million to the fair value of financial instruments with exposures to interest rate risk as of December 31, 2000.

Foreign Currency Risk

      For those subsidiaries using the U.S. dollar as their functional currency, transactions in foreign currencies are translated into United States dollars at the rate of exchange prevailing at the date of each transaction. Monetary assets and liabilities denominated in foreign currencies at year-end are translated into United States dollars at the rate of exchange at that date. The resulting gains or losses are recognized in the statement of operations. The Company’s foreign transaction loss was $4.1 million for the year ended December 31, 2000. The effect of foreign currency transactions in all periods prior to December 31, 1999 was not material.

      For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect on the balance sheet date and income and expense accounts are translated at average exchange rates during the period. The resulting translation gains or losses are recorded as a component of other comprehensive income. For all periods prior to December 31, 2000, the effect of translation adjustments were not material.

Item 8. Financial Statements and Supplementary Data

      See the index included on page F-1, Index to Consolidated Financial Statements and Schedule.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 14, 2001.

Item 11. Executive Compensation

      The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 14, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 14, 2001.

Item 13. Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on June 14, 2001.

PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

      (a)  List of documents filed as part of this report:

1. Financial Statements. Reference is made to the Index to Financial Statements and Schedule of the Company on F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedule. Reference is made to the Index to Financial Statements and Schedule of the Company on F-1 of this Annual Report on Form 10-K.

3. Exhibits. The following documents are exhibits to this Annual Report on Form 10-K:

Exhibit
Number	Exhibit

3.1*	Memorandum of Association of the Registrant, dated September 24, 1998.
3.2*	Form of Amended and Restated Bye-laws of the Registrant, dated October 12, 2000.
3.3*	Memorandum of Increase in the Share Capital of the Registrant.
4.1*	Form of Specimen Certificate for Registrant’s Class A Common Stock.
4.2*	Form of Indenture relating to the Registrant’s 13.375% senior notes due 2010.
4.3**	Registration Rights Agreement, dated as of October 12, 2000, among the Registrant and the initial purchasers named therein.
4.4**	Form of Subordinated Note-A, dated October 12, 2000.
4.5**	Form of Subordinated Note-B, dated October 12, 2000.
10.1*	Form of Shareholders Agreement, dated as of October 12, 2000, among Global Crossing Ltd., Softbank Corp., Microsoft Corporation and Asia Global Crossing Ltd.
10.2*	Second Amended and Restated Shareholders Agreement, dated as of March 24, 2000, among GCT Pacific Holdings, Ltd., SCS (Bermuda) Ltd., Marubeni Pacific Cable Limited and Pacific Crossing Ltd.

Exhibit
Number	Exhibit

10.3*	Shareholders Agreement, dated January 12, 2000, among Global Crossing Ltd., Hutchison Telecommunications Ltd., Hutchison Whampoa Limited, Global Crossing Holdings Ltd. and HCL Holdings Ltd.
10.4*	East Asia Crossing — Construction Contract, dated as of December 17, 1999, among Asia Global Crossing Ltd. and KDD Submarine Cable Systems Inc.
10.5*	Project Development and Construction Contract, dated as of April 21, 1998, among Tyco Submarine Systems Ltd. and Pacific Crossing Ltd.
10.6*	Capacity Commitment Agreement, dated as of November 24, 1999, among Global Crossing USA Inc., Softbank Corp. and Microsoft Corporation.
10.7*	Registration Rights Agreement, dated as of November 24, 1999, among Global Crossing Ltd., Softbank Corp., Microsoft Corporation, Asia Global Crossing Ltd., and The Goldman Sachs Group, Inc.
10.8*	Employment Agreement, dated as of February 12, 2000, between John J. Legere and the Registrant.
10.9*	Employment Agreement, dated as of April 1, 1998, between John M. Scanlon and Global Crossing Ltd.
10.10*	First Amendment to Employment Agreement, dated September 27, 1999, between John M. Scanlon and Global Crossing Ltd.
10.11*	Employment Agreement, dated as of May 30, 2000, between Stefan C. Riesenfeld and Global Crossing Development Company.
10.12*	Employment Agreement, dated as of March 2, 2000, between Charles F. Carroll and Global Crossing Development Company.
10.13*	International Assignment to Japan, dated June 22, 1999, between Darryl Green and Global Crossing Employee Services Inc.
10.14	Asia Global Crossing 2000 Stock Incentive Plan (filed herewith).
10.15*	Form of Change in Control Agreement between the Registrant and the named executive officers.
10.16*	Joint Venture Agreement, dated as of September 27, 2000, between the Registrant and Exodus Communications, Inc.
12.1	Ratio of Earnings to Fixed Charges (filed herewith)
21.1*	Subsidiaries of the Registrant.
23.1	Consent of Arthur Andersen (filed herewith)
23.2	Consent of Arthur Andersen (filed herewith)
23.3	Consent of Arthur Andersen (filed herewith)

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-37666).

**	Incorporated by reference to the Registrant’s 10-Q, dated November 10, 2000 (File No. 000-31689).

      (b)  Reports on Form 8-K.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 2, 2001 by the undersigned, thereunto duly authorized.

ASIA GLOBAL CROSSING LTD.

By:	/s/ STEFAN C. RIESENFELD

Name: Stefan C. Riesenfeld
Title: Chief Financial Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints JOHN J. LEGERE, STEFAN C. RIESENFELD and CHARLES F. CARROLL and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the Corporation to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission hereunder in connection with the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the Corporation and the name of the undersigned, individually and in his capacity as a director or officer of the Corporation, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ GARY WINNICK ------------------------------------------------ Gary Winnick	Chairman of the Board and Director

/s/ LODWRICK M. COOK ------------------------------------------------ Lodwrick M. Cook	Co-Chairman of the Board and Director

/s/ JOHN J. LEGERE ------------------------------------------------ John J. Legere	Chief Executive Officer and Director

/s/ JOHN M. SCANLON ------------------------------------------------ John M. Scanlon	Vice Chairman of the Board and Director

/s/ THOMAS J. CASEY ------------------------------------------------ Thomas J. Casey	Vice Chairman of the Board and Director

/s/ MARK L. ATTANASIO ------------------------------------------------ Mark L. Attanasio	Director

Signature	Title

/s/ NORMAN BROWNSTEIN ------------------------------------------------ Norman Brownstein	Director

/s/ JOSEPH P. CLAYTON ------------------------------------------------ Joseph P. Clayton	Director

/s/ WILLIAM E. CONWAY, JR. ------------------------------------------------ William E. Conway, Jr.	Director

/s/ STEVEN J. GREEN ------------------------------------------------ Steven J. Green	Director

/s/ ERIC HIPPEAU ------------------------------------------------ Eric Hippeau	Director

/s/ GEOFFREY J.W. KENT ------------------------------------------------ Geoffrey J.W. Kent	Director

/s/ PIETER KNOOK ------------------------------------------------ Pieter Knook	Director

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Asia Global Crossing Ltd. and Subsidiaries

Report of Independent Public Accountants	F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999 and for the Period from April 1, 1998 (Date of Inception) to December 31, 1998	F-4

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2000 and 1999 and for the Period from April 1, 1998 (Date of Inception) to December 31, 1998	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999 and for the Period from April 1, 1998 (Date of Inception) to December 31, 1998	F-6

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000 and 1999 and for the Period from April 1, 1998 (Date of Inception) to December 31, 1998	F-7

Notes to Consolidated Financial Statements	F-8

Schedule:

Schedule II — Valuation and Qualifying Accounts	F-27

Pacific Crossing Ltd. and Subsidiaries

Report of Independent Public Accountants	F-28

Consolidated Balance Sheet as of December 31, 1999	F-29

Consolidated Statements of Operations for the Year Ended December 31, 1999 and for the Period from May 4, 1998 (Date of Inception) to December 31, 1998	F-30

Consolidated Statements of Shareholders’ Equity (Deficit) for the Year Ended December 31, 1999 and for the Period from May 4, 1998 (Date of Inception) to December 31, 1998	F-31

Consolidated Statements of Cash Flows for the Year ended December 31, 1999 and for the Period from May 4, 1998 (Date of Inception) to December 31, 1998	F-32

Notes to Consolidated Financial Statements	F-33

Global Access Limited

Report of Independent Public Accountants	F-41

Consolidated Balance Sheets as of December 31, 2000 and 1999	F-42

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998	F-43

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2000, 1999 and 1998	F-44

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	F-45

Notes to Consolidated Financial Statements	F-46

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Asia Global Crossing Ltd.:

      We have audited the accompanying consolidated balance sheets of Asia Global Crossing Ltd. (a Bermuda company) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for the years ended December 31, 2000 and 1999, and for the period from April 1, 1998 (Date of Inception) to December 31, 1998. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Global Crossing Ltd. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and for the period from April 1, 1998 (Date of Inception) to December 31, 1998 in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule is listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN

Hamilton, Bermuda

February 9, 2001

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

ASSETS

	December 31,	December 31,
	2000	1999

Current assets:

Cash and cash equivalents	$705,161	$9,784

Restricted cash and cash equivalents	145,862	—

Accounts receivable, net	12,066	—

Receivable from affiliates	108,720	89,735

Other assets and prepaid costs	10,921	1,170

Total current assets	982,730	100,689

Restricted cash and cash equivalents	—	138,118

Property and equipment, net	1,914,018	101,598

Deferred finance fees, net	37,090	—

Other assets	38,023	—

Loans receivable from affiliate	40,049	—

Investments in affiliates	620,628	286,131

Total assets	$3,632,538	$626,536

LIABILITIES

Current liabilities:

Accrued construction costs	$168,286	$—

Accounts payable and accrued liabilities	26,450	1,131

Current portion of long-term debt	41,630

Deferred revenue	6,602	—

Income tax payable	8,161	—

Payable to affiliates	—	101,402

Total current liabilities	251,129	102,533

Long-term debt	1,159,704	—

Deferred revenue	282,443	—

Other long-term liabilities	2,825	—

Loans payable to affiliate	9,993	—

Total liabilities	1,706,094	102,533

Minority interest	162,720	—

SHAREHOLDERS’ EQUITY

Preferred stock, par value $0.01 per share, 120,000,000 shares authorized; no shares issued and outstanding	—	—

Class A common stock, par value $0.01 per share, 1,200,000,000 shares authorized; 68,500,000 shares and 0 share issued and outstanding at December 31, 2000 and 1999, respectively	685	—

Class B common stock, par value $0.01 per share, 1,200,000,000 shares authorized; 486,625,125 shares issued and outstanding at December 31, 2000 and 1999	4,866	4,866

Additional paid-in capital	1,888,662	502,895

Retained earnings (accumulated deficit)	(130,636)	16,242

Accumulated other comprehensive income	147	—

Total shareholders’ equity	1,763,724	524,003

Total liabilities and shareholders’ equity	$3,632,538	$626,536

The accompanying notes are an integral part of these statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

			Period from
			April 1, 1998
			(Date of
	Year Ended	Year Ended	Inception)
	December 31,	December 31,	to December 31,
	2000	1999	1998

Revenues	$153,609	$—	$—

Operating expenses:

Cost of sales	108,681	—	—

Operations, administration and maintenance	57,292	—	—

Other operating expenses	57,226	1,201	—

Depreciation and amortization	19,868	—	—

	243,067	1,201	—

Operating loss	(89,458)	(1,201)	—

Other incomes (expenses):

Minority interest	(6,575)	—	—

Equity in income (loss) of affiliates	(59,001)	2,978	(2,507)

Interest income	24,898	11,598	5,374

Interest expense	(2,622)	—	—

Other income (expense), net	(4,120)	—	—

Income (loss) before provision for income taxes	(136,878)	13,375	2,867

Provision for income taxes	(10,000)	—	—

Net income (loss)	$(146,878)	$13,375	$2,867

Net income (loss) per common share:

Basic and diluted net income (loss) per common share	$(0.29)	$0.03	$0.01

Shares used in computing basic and diluted net income (loss) per common share	501,503,799	486,625,125	451,505,142

The accompanying notes are an integral part of these statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share information)

	Common Stock

						Accumulated	Retained
	Shares		Amount		Additional	Other	Earnings
					Paid-in	Comprehensive	(Accumulated
	Class A	Class B	Class A	Class B	Capital	Income	Deficit)

Contribution of assets by Global Crossing Ltd. for Class B common stock on April 1, 1998 (Date of Inception)	—	450,000,000	$—	$4,500	$389,670	$—	$—

Issuance of Class B common stock for investment in Global Access Limited	—	36,625,125	—	366	16,329	—	—

Net income for the period from April 1, 1998 (Date of Inception) to December 31, 1998	—	—	—	—	—	—	2,867

Balance, December 31, 1998	—	486,625,125	—	4,866	405,999	—	2,867

Contribution of East Asia Crossing development rights from Global Crossing Ltd.	—	—	—	—	10,970	—	—

Cash contribution from Asia Global Crossing Holdings Ltd.	—	—	—	—	73,013	—	—

Capital contribution to Global Access Limited by Global Crossing Ltd.	—	—	—	—	12,913	—	—

Net income for the year ended December 31, 1999	—	—	—	—	—	—	13,375

Balance, December 31, 1999	—	486,625,125	—	4,866	502,895	—	16,242

Cash contribution from Asia Global Crossing Holdings Ltd.	—	—	—	—	280,031	—	—

Contribution of interest in Hutchison Global Crossing by Global Crossing Ltd.	—	—	—	—	656,936	—	—

Issuance of Class A common stock, net of issuance costs	68,500,000	—	685	—	454,388	—	—

Reduction of ownership interest in GlobalCenter Japan	—	—	—	—	(5,588)	—	—

Foreign currency translation adjustment	—	—	—	—	—	147	—

Net loss for the year ended December 31, 2000	—	—	—	—	—	—	(146,878)

Balance, December 31, 2000	68,500,000	486,625,125	$685	$4,866	$1,888,662	$147	$(130,636)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Shareholders’
Equity

Contribution of assets by Global Crossing Ltd. for Class B common stock on April 1, 1998 (Date of Inception)	$394,170

Issuance of Class B common stock for investment in Global Access Limited	16,695

Net income for the period from April 1, 1998 (Date of Inception) to December 31, 1998	2,867

Balance, December 31, 1998	413,732

Contribution of East Asia Crossing development rights from Global Crossing Ltd.	10,970

Cash contribution from Asia Global Crossing Holdings Ltd.	73,013

Capital contribution to Global Access Limited by Global Crossing Ltd.	12,913

Net income for the year ended December 31, 1999	13,375

Balance, December 31, 1999	524,003

Cash contribution from Asia Global Crossing Holdings Ltd.	280,031

Contribution of interest in Hutchison Global Crossing by Global Crossing Ltd.	656,936

Issuance of Class A common stock, net of issuance costs	455,073

Reduction of ownership interest in GlobalCenter Japan	(5,588)

Foreign currency translation adjustment	147

Net loss for the year ended December 31, 2000	(146,878)

Balance, December 31, 2000	$1,763,724

The accompanying notes are an integral part of these statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

			Period from
			April 1, 1998
	Year Ended	Year Ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2000	1999	1998

Cash Flows From Operating Activities:

Net income (loss)	$(146,878)	$13,375	$2,867

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	19,868	—	—

Amortization of deferred finance fees	213	—	—

Provision for doubtful accounts	1,266	—	—

Non-cash cost of capacity sold	107,105	—	—

Equity in (income) loss of affiliates	59,001	(2,978)	2,507

Minority interest	6,575	—	—

Changes in operating assets and liabilities:

Accounts receivable	(6,933)	—	—

Receivable from affiliates	65,841	(89,735)	—

Other assets	(19,389)	(1,150)	(8)

Deferred revenue	279,191	—	—

Accounts payable and accrued liabilities	16,738	1,131	—

Income tax payable	8,161

Payable to affiliates	(108,768)	101,402	—

Net cash provided by operating activities	281,991	22,045	5,366

Cash Flows From Investing Activities:

Cash acquired from consolidating Pacific Crossing Ltd.	606	—	—

Change in restricted cash and cash equivalents	10,170	92,882	(231,000)

Purchase of property and equipment	(754,088)	(90,628)	—

Acquisition of minority share in affiliate	(20,585)	—	—

Loans receivable from affiliates	(65,805)	—	—

Cash paid for investments	(25,000)	(92,906)	(6)

Net cash used in investing activities	(854,702)	(90,652)	(231,006)

Cash Flows From Financing Activities:

Proceeds from capital contribution	280,031	73,013	231,018

Proceeds from issuance of common stock, net	455,073	—	—

Gross borrowings under Pacific Crossing-1 credit facility	51,454	—	—

Proceeds from issuance of senior notes	399,880	—	—

Finance costs incurred	(12,936)	—	—

Minority interest investment in affiliates	94,439	—	—

Net cash provided by financing activities	1,267,941	73,013	231,018

Exchange rate effect on cash and cash equivalents	147	—	—

Net increase in cash and cash equivalents	695,377	4,406	5,378

Cash and cash equivalents, beginning of period	9,784	5,378	—

Cash and cash equivalents, end of period	$705,161	$9,784	$5,378

Supplemental Information on Noncash Investing and Financing Activities:

Increase in accrued construction costs	$7,469	$—	$—

Contribution of East Asia Crossing development rights	—	10,970

Amortization of deferred finance costs	4,543	—	—

Costs incurred for property and equipment	(766,100)	(101,598)	—

Cash paid for property and equipment	$(754,088)	$(90,628)	$—

Non-cash capital contribution	$651,348	$12,913	$179,847

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest and income taxes Interest paid and capitalized	$66,525	$—	$—

Interest paid (net of capitalized interest)	$1,327	$—	$—

Cash paid for taxes	$302	$—	$—

Details of consolidating Pacific Crossing Ltd.

Assets consolidated	$1,124,138	$—	$—

Liabilities consolidated	(945,903)	—	—

	$178,235	$—	$—

The accompanying notes are an integral part of these statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

			Period from
			April 1, 1998
	Year Ended	Year Ended	(Date of Inception) to
	December 31, 2000	December 31, 1999	December 31, 1998

Net income (loss)	$(146,878)	$13,375	$2,867

Foreign currency translation adjustment	147	—	—

Comprehensive income (loss)	$(146,731)	$13,375	$2,867

The accompanying notes are an integral part of these statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. Background and Organization

  Nature of Business

      Asia Global Crossing Ltd. (the “Company” or “Asia Global Crossing”) is a leading pan-Asian telecommunications carrier providing telecommunications services, including Internet, data, voice and web-hosting services to wholesale and business customers. Asia Global Crossing owns 64.5% of Pacific Crossing-1, a 21,000 kilometer undersea cable connecting the United States to Japan. The Company is constructing East Asia Crossing, a 19,500 kilometer undersea fiber optic cable connecting Japan to Hong Kong. The Company expects to extend East Asia Crossing to Taiwan and Korea in the first half of 2001 and at a later time, to Malaysia, the Philippines and Singapore, and if when regulations permit, China. Both of these systems will be seamlessly connected to the Global Crossing network, which, including Pacific Crossing-1 and East Asia Crossing, consists of 162,544 announced route kilometers which will serve five continents, 27 countries and more than 200 major cities.

  Formation of the Company

      On September 8, 1999, Asia Global Crossing Ltd. was formed as a wholly owned subsidiary of Asia Global Crossing Holdings Ltd., an indirect wholly owned subsidiary of Global Crossing Ltd. (“Global Crossing”). On November 24, 1999, Asia Global Crossing Holdings Ltd. became a joint venture owned by Global Crossing, Softbank Corp. (“Softbank”) and Microsoft Corporation (“Microsoft”) (collectively, the “Founding Shareholders”) who at the time owned 93.0%, 3.5% and 3.5% of Asia Global Crossing Holdings Ltd., respectively.

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

      On April 1, 1998, GCT Pacific Holdings Ltd. (“GCT Pacific”) was formed as a wholly owned subsidiary of Global Crossing to hold Global Crossing’s interest in Pacific Crossing-1. Global Crossing contributed GCT Pacific to the Company upon formation of the joint venture. Since Asia Global Crossing and GCT Pacific are entities under the common control of Global Crossing, Asia Global Crossing’s consolidated financial statements are presented as if it were in existence on April 1, 1998, the date of inception of GCT Pacific, similar to a pooling of interests. On September 28, 1999, Asia Global Crossing completed a 100 for 1 stock split. All share and per share information have been adjusted to reflect the split retroactively.

  Initial Public Offering

      On October 12, 2000, the Company completed its initial public offering (“IPO”) in which it sold 68 million shares of its Class A common stock at a price of $7.00 per share. The net proceeds of the IPO, which the Company received on October 12, 2000, after deducting underwriting discounts, commissions and costs were approximately $451.8 million. On November 8, 2000, an additional 500,000 shares at $7.00 per share were sold in connection with the exercise of the underwriters’ over-allotment option. The additional net proceeds were approximately $3.3 million after deducting the underwriters’ discounts and commissions.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At the completion of the IPO, the Founding Shareholders contributed their respective interests in Hutchison Global Crossing Holdings Limited and subsidiaries (“HGC”) to the Company (see note 4). Also, Global Crossing contributed its interest in Global Access Limited (“GAL”) to the Company (see note 4). The Company indemnified Global Crossing for certain contingent liabilities that may arise relating to the contribution of its interest in HGC. Additionally, the Company purchased from Global Crossing all outstanding shareholder loans it made to HGC and GAL.

  Pacific Crossing-1

      Pacific Crossing-1 (“PC-1”) is an approximately 21,000 kilometer four-fiber undersea cable that connects Japan to the United States, where it seamlessly connects to the Global Crossing network. PC-1 is one of the first independently developed, privately owned and operated cable systems to cross the Pacific Ocean. The first segment of PC-1 commenced service in December 1999, and the full ring was completed in December 2000.

  East Asia Crossing

      On December 17, 1999, Asia Global Crossing awarded KDD Submarine Cable Systems Inc. a construction contract to build East Asia Crossing, to connect Japan, Hong Kong, Taiwan, and Korea, and potentially connect into China, if and when regulations permit. On September 22, 2000, the Company entered into an agreement with NEC Corporation of Japan to extend East Asia Crossing to Singapore, Malaysia and the Philippines. The contract is worth approximately $475 million on a turnkey basis. Under the terms of the contract, NEC will connect Hong Kong to Singapore in ready-for-service condition in the fourth quarter of 2001. This contract with NEC is expected to add approximately 8,000 kilometers of undersea fiber optic cable to the system, bringing East Asia Crossing to approximately 19,500 kilometers.

  Joint Ventures

      Japan. In December 1998, Global Crossing formed a joint venture, Global Access Limited (“GAL”), with Vectant, Inc., formerly Global Bandwidth Solutions, a subsidiary of Marubeni. The joint venture was formed to construct and operate a terrestrial digital fiber optic cable system connecting Tokyo, Osaka and Nagoya with PC-1, providing communications network services. Concurrent with the IPO, Global Crossing contributed its 49% interest in GAL to the Company (see note 4).

      Hong Kong. On January 12, 2000, Global Crossing and Hutchison Whampoa formed a joint venture called Hutchison Global Crossing (“HGC”) to provide fixed network services, including international services, local fixed network services, and multimedia services, in the Hong Kong Special Administrative Region of the People’s Republic of China. In connection with the IPO, Global Crossing contributed its 50% interest in HGC to the Company (see note 4).

      Taiwan. On September 15, 2000 and later amended on December 12, 2000, the Company entered into an agreement to form a joint venture with Microelectronics Technology Inc. The joint venture is owned 60% by the Company and 40% by Microelectronics Technology Inc. The joint venture became the first telecommunications company to receive approval of its international submarine cable circuit leasing license, subject to certain conditions. This license allows the Company to land its East Asia Crossing cable in Taiwan and to lease broadband capacity.

      The Philippines. On December 17, 2000, the Company entered into an agreement with Digital Telecommunications Phils., Inc., or Digitel, one of the largest providers of telecommunications services in the Philippines, and BI Group o/b Broadband Infrastructures Group Ltd., or BI Group, that provides for the creation of a joint venture company. The joint venture, to be known as Digitel Crossing Inc., is owned 40% by the Company, 40% by Digitel and 20% by BI Group. Digitel Crossing Inc. will develop, construct, own or

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lease, operate and maintain a ring protected terrestrial backhaul network in the Philippines and provide related services. Also, Digitel and BI Group agreed to purchase $40 million and $20 million, respectively, of capacity on the Company’s network.

      Singapore. On May 20, 2000, the Company entered into a non-binding memorandum of understanding with Singapore Technologies Telemedia to enter into joint venture agreements for the purpose of forming two joint ventures, each of which will be 50% owned by the Company and Singapore Technologies Telemedia. On January 12, 2001, we entered into the first joint venture agreement. The first joint venture, to be known as Starhub Asia Global Crossing Pte Ltd, will build and operate backhaul and telehouses in Singapore, providing the Company with the necessary components to extend East Asia Crossing into Singapore. The joint venture’s terrestrial network will also link to the Global Crossing network through East Asia Crossing.

      Korea. On January 30, 2001, the Company entered into an agreement to form a joint venture with DACOM Corporation, a leading Korean telecommunications company, to build and operate a cable station for East Asia Crossing, a backhaul network and a telehouse in Korea. The joint venture will be owned 49% by the Company and 51% by DACOM and upon the occurrence of certain conditions the Company may increase its ownership to 50%. Through the joint venture, the Company plans to sell point-to-point capacity on an indefeasible right of use basis and international private line services in Korea and the Asia-Pacific region. In addition, DACOM will purchase capacity on East Asia Crossing and PC-1. The closing of the joint venture agreement is subject to approval by the boards of directors of DACOM and the Company and is subject to the Company reaching definite agreements with DACOM.

      Joint Venture with Exodus. On September 28, 2000, the Company entered into an agreement with Exodus Communications, Inc. (“Exodus”) to form a joint venture to be owned 33% by the Company and 67% by Exodus. The joint venture company, to be known as Exodus Asia-Pacific, will offer a full suite of Internet operations outsourcing services to customers in Asia, including Web-hosting services, managed service offerings, professional services and content distribution. Under the agreement, the Company and Exodus have agreed to contribute to the joint venture all of their respective Web-hosting and related assets in Asia (as defined in the agreement).

  2. Significant Accounting Policies

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies are summarized as follows:

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

      Basis of Presentation. Prior to the year 2000, PC-1 was owned by Pacific Crossing Ltd., a joint venture among GCT Pacific, SCS (Bermuda) Ltd. and Marubeni Pacific Cable Limited (collectively, the “PC-1 Shareholders”), who owned 50.0%, 14.5% and 35.5% of Pacific Crossing Ltd., respectively. The Company directly and indirectly owned 57.8% of PC-1 through GCT Pacific and its investment was accounted for under the equity method of accounting because it was not able to exercise effective control over Pacific Crossing Ltd. In March 2000, the Company increased its interest in Pacific Crossing Ltd. to 64.5% by acquiring the remaining interest in SCS Bermuda Ltd., and the PC-1 Shareholder Agreement was amended, which enabled the Company to exercise effective control over Pacific Crossing Ltd. As a result, Pacific Crossing Ltd. has been consolidated as of January 1, 2000.

      Concurrent with the IPO, the Founding Shareholders contributed their aggregate 50% interests in HGC to the Company. At the same time, Global Crossing contributed its 49% interest in GAL to the Company. These contributions are accounted for by the Company similar to the pooling-of-interests method of accounting because HGC, GAL and the Company are entities under common control of Global Crossing.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to these contributions, Global Crossing accounted for its investments in HGC and GAL under the equity method of accounting.

      The consolidated financial statements have been prepared to give retroactive effect to the contribution of HGC and GAL to the Company by the Founding Shareholders and Global Crossing, respectively, at the completion of the IPO. The consolidated financial statements have been restated for all periods presented as if HGC, GAL and the Company had been always combined under the equity method of accounting since they were combined with Global Crossing. These financial statements have become the historical consolidated financial statements of the Company.

      In preparing the consolidated financial statements, GAL’s statement of operations for the period from December 5, 1998 (Date of initial investment from Global Crossing) to December 31, 1998 has been combined with the Company’s consolidated statement of operations for the period from April 1, 1998 (Date of Inception) to December 31, 1998 under the equity method of accounting. GAL’s statement of operations for the year ended December 31, 1999 have been combined with the Company’s consolidated statement of operations for the year ended December 31, 1999 under the equity method of accounting. GAL and HGC’s statements of operations for the year ended December 31, 2000 have been combined with the Company’s consolidated statement of operations for the year ended December 31, 2000 under the equity method of accounting.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts and results could differ from those estimates.

      The Company’s operations and ability to grow may be affected by numerous factors, including its limited operating history, its significant indebtedness, the delay in constructing its network, dependence on Global Crossing and others for capacity and services, the ability to establish customer relationships, the growth of the Internet and other comparable markets, the ability to integrate acquisitions, retaining key personnel, political conditions in Asia, foreign currency exchange fluctuations, changes in tax regulations, changes in customer requirements, new laws and governmental regulations and policies, technological advances, entry of new competitors and changes in the willingness of financial institutions and other lenders to finance acquisitions and operations. The Company cannot predict which, if any, of these or other factors might have a significant impact on the telecommunications industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations.

      Development Stage Company. The Company was in its development stage until December 1999 when the first segment of PC-1 became ready for commercial service, and Pacific Crossing Ltd. began generating revenue.

  Revenue Recognition

      Services. Revenue derived from telecommunication services, including sales of capacity under operating-type leases are recognized as services are provided. Payments received from customers before the relevant criteria for revenue recognition is satisfied are included in deferred revenue.

      Sales-Type Leases. Revenue from Capacity Purchase Agreements (“CPAs”) that meet the criteria of sales-type lease accounting is recognized in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when (1) the purchaser obtains the right to use the capacity, which can only be suspended if the purchaser fails to pay the full purchase price or fulfill its contractual obligations, (2) the purchaser is obligated to pay Operations, Administration and Maintenance (“OA&M”) costs and (3) the segment of a system related to the capacity purchased is available for service. Certain customers who have

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entered into CPAs for capacity have paid deposits toward the purchase price which have been included as deferred revenue in the accompanying consolidated balance sheets. The Company follows the criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” for contracts which qualify for sales-type lease accounting.

      The Company offers customers flexible bandwidth products to multiple destinations and anticipates that many of the contracts for subsea circuits entered into will be part of a service offering. Therefore, the Company anticipates that many of these contracts will not meet the criteria of sales-type lease accounting and will be accounted for as operating leases. Consequently, the Company will defer revenue related to those circuits and amortize that revenue over the appropriate term of the contract. Accordingly, the Company will treat cash received, but not recognized, as deferred revenue. In certain circumstances, should a contract meet all of the requirements of sales-type lease accounting, the Company will recognize revenue without deferral upon payment and activation.

      The principal effect of the change in the type of contracts offered to the Company’s customers beginning on January 1, 2000 is that an increasing percentage of capacity sales will be accounted for as operating leases rather than sales-type leases, resulting in more revenue from such sales being deferred into future periods than prior periods. Accordingly, this change in contract terms will reduce revenue recognized upon activation of circuits in earlier periods and increase revenue recognized in later periods.

      For the year ended December 31, 2000, sales-type lease revenue was $138.3 million. There was no revenue for the year ended December 31, 1999.

  Cost of Sales

      Services. Costs relating to capacity contracts accounted for as operating leases are treated as fixed assets and, accordingly, are depreciated over the estimated useful life of the capacity.

      Sales-Type Leases. At the date each segment of a system becomes operational, the related amounts included in construction in progress are reclassified (see note 3 — Property and Equipment), and depreciation commences. For contracts that meet the criteria for sales-type lease accounting, the Company’s policy provides for recording cost of sales in the period in which the related revenue is recognized in addition to the depreciation charge. The amount charged to cost of sales is determined by calculating the estimated net book value of the specific capacity at the time of the sale, which includes total expected cost of the network system and the cost of the additional capacity that the Company has the intent and ability to add through upgrades, provided the need for such upgrades is supported by a third-party consultant’s revenue forecast.

      Cash and Cash Equivalents, Restricted Cash and Cash Equivalents. The Company considers cash in banks and short-term highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2000 and 1999, $145.9 million and $138.1 million, respectively, were restricted in accordance with the terms under PC-1 Credit Facility (see note 6).

      Property and Equipment. Property and equipment are stated at cost, net of depreciation and amortization. Major enhancements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a segment’s completion are reflected as construction in progress in the accompanying consolidated balance sheets and reclassified as property and equipment at the date each segment of the network system becomes operational. Construction in progress includes direct expenditures for construction of the network systems and is stated at cost. Capitalized costs include costs incurred under the construction contract; certain legal fees; interest; and amortized finance fees incurred during the construction phase. Once it is probable that a cable system will be constructed, costs directly identifiable with the cable system under development are capitalized. Costs relating to the evaluation of new projects incurred prior to the date the development of the network system becomes probable are expensed as incurred.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Interest incurred, which includes the amortization of deferred finance fees and issuance discount, is capitalized in accordance with SFAS 34 “Capitalization of Interest Costs”. Total interest cost incurred and interest cost capitalized to construction in progress for the year ended December 31, 2000 were $81,611,000 and $78,989,000, respectively. No interest costs were incurred for the year ended December 31, 1999 and the period from April 1, 1998 (Date of Inception) to December 31, 1998.

      Depreciation is provided on a straight-line basis over the estimated useful lives of the related property and equipment, with the exception of leasehold improvements and assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease. Estimated useful lives are as follows:

Buildings	10 – 40 years

Leasehold improvements	2 – 25 years

Furniture, fixtures and equipment	2 – 30 years

Transmission equipment	3 – 25 years

      The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of the assets. In June 2000, the Company reduced the carrying value of certain purchased capacity held for sale from $48 million to $10 million. In 1999, when the capacity was originally purchased it was the Company’s intention to re-sell it to third party customers. Subsequent to the acquisition of this capacity, the Company’s business plan changed primarily due to the expanded construction of its Asian networks. In June 2000, based upon the changes in its network and business plan, the Company determined that it had no alternative use for this capacity and entered into discussions for its sale to various third party customers. Accordingly, the Company recognized a loss of $38 million in respect of the excess of the carrying value of the capacity over its current fair value of $10 million and this loss was charged to cost of sales in the accompanying consolidated statements of operations. In September 2000, all such purchased capacity was sold and an additional loss of $2.5 million was recognized.

      Deferred Finance Costs. Costs incurred to obtain financing through the issuance of long-term debt have been reflected as an asset in the accompanying consolidated balance sheets. The financing costs relating to the long-term debt are amortized over the lesser of the term of the related debt agreements or the expected payment date of the debt obligation. During the construction period, the amortized portion of deferred financing costs relating to the long term debt are included in construction in progress as a component of interest capitalized or recorded as an interest expense in accordance with SFAS 34 “Capitalization of Interest Costs”.

      Financial Instruments. The Company’s subsidiary, Pacific Crossing Ltd. entered into two interest rate swap agreements to reduce its exposure to adverse interest rate fluctuations on its long-term debt. The counterparties to these derivative financial instruments are Canadian Imperial Bank of Commerce (“CIBC”), a related party to Global Crossing Ltd., and Deutsche Bank AG. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company did not utilize derivative financial instruments for trading or other speculative purposes. Hedge accounting was applied in respect of these instruments; accordingly, the net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense on the related debt.

      The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued construction costs, accounts payable and accrued liabilities approximate their fair value due to their short-term nature. The carrying amount of PC-1 Credit Facility approximates its fair value as a

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result of the facility’s variable interest rate. At December 31, 2000, the fair value of the 13.375% senior notes and the interest rate swap with a notional value of $500 million was $353.9 million and $9.0 million, respectively, based on market quotes.

      Translation of Foreign Currencies. For those subsidiaries using the U.S. dollar as their functional currency, transactions in foreign currencies are translated into United States dollars at the rate of exchange prevailing at the date of each transaction. Monetary assets and liabilities denominated in foreign currencies at year-end are translated into United States dollars at the rate of exchange at that date. The resulting gains or losses are recognized in the statement of operations. The Company’s foreign transaction loss was $4.1 million for the year ended December 31, 2000. The effect of foreign currency transactions in all periods prior to December 31, 1999 was not material.

      For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the period. The resulting translation gains or losses are recorded as a component of other comprehensive income. For all periods prior to December 31, 2000, the effect of translation adjustments were not material.

      Income Taxes. The Company recognizes current and deferred income tax assets and liabilities as applicable based upon all events that have been recognized in the consolidated financial statements as measured by the enacted tax laws. The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”.

      Investments. Investments in which the Company does not have significant influence or in which the Company holds an ownership interest of less than 20% are recorded using the cost method of accounting. On May 23, 2000, the Company invested $25.0 million in Digital United Holdings Limited, in return for a 4% equity interest. This investment is accounted for under cost method of accounting. The equity method of accounting is applied for investments in affiliates, if the Company owns an aggregate of 20% to 50% of the affiliate and if the Company exercises significant influence over the affiliate. The equity method is also applied for entities in which the Company’s ownership is in excess of 50% but over which the Company is unable to exercise effective control, due to minority shareholders participating in significant decisions in the ordinary course of business. If the Company holds more than 50% of the ownership and is able to exercise effective control, the owned entity’s financial statements and the appropriate deductions for minority interest are included in the accompanying consolidated financial statements.

      Stock Option Plan. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options.

      Concentration of Credit Risk. The Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its larger customers’ financial condition. As of December 31, 2000, two customers in the aggregate accounted for 88% of the Company’s total accounts receivable. For the year ended December 31, 2000, three customers in the aggregate accounted for 67% of the Company’s total revenue.

      Segment Reporting. The Company is a single segment operating company providing telecommunications services. For all periods prior to December 31, 2000, the Company’s revenues have been principally derived from sales of wholesale capacity to telecommunications carriers and business customers.

      Net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Diluted net income (loss) per share are computed similar to basic net income (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive options did not have an effect on the computation of diluted net income (loss) per share in 2000 since they were anti-dilutive.

      Recent Accounting Standards. In June 1999, the Financial Accounting Standards Board (“FASB”) issued SFAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, which deferred SFAS 133’s effective date to fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133”. SFAS 133 establishes new standards of accounting and reporting for derivatives instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, did not have a material impact on the Company’s financial position or results of operations.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin SAB No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” which provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. Our financial statements reflect the accounting guidance in SAB 101 for all periods presented.

      Reclassifications. Certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

  3. Property and Equipment

      Property and equipment consist of the following at December 31, 2000 and 1999 (in thousands):

	2000	1999

Terrestrial capacity	$69,390	$10,795

Deposits on subsea capacity	—	48,000

Subsea transmission equipment	1,277,135	—

Leasehold improvements	7,308	—

Furniture, fixtures and equipment	13,712	—

Total property and equipment	1,367,545	58,795

Less: accumulated depreciation	(19,710)	—

	1,347,835	58,795

Construction in progress	566,183	42,803

Property and equipment, net	$1,914,018	$101,598

  4. Investments in Affiliates

      The Company’s investments in affiliates consist of the following at December 31, 2000 and 1999 (in thousands):

	2000	1999

Investment in Pacific Crossing Ltd.	$—	$102,954

PC-1 development costs	—	160,484

Investment in Global Access Limited	14,454	22,693

Investment in Hutchison Global Crossing	606,174	—

Investments in affiliates	$620,628	$286,131

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Investment in Pacific Crossing Ltd.

      Prior to the year 2000, investment in Pacific Crossing Ltd. was accounted for under the equity method of accounting because the Company was unable to exercise effective control over Pacific Crossing Ltd. As of January 1, 2000, Pacific Crossing Ltd. has been consolidated because the Company increased its interest in Pacific Crossing Ltd. and amended the PC-1 Shareholder Agreement, which enabled the Company to exercise effective control (see note 2 — Basis of Presentation). Separate audited consolidated financial statements of Pacific Crossing Ltd. as of December 31, 1999 and for the year ended December 31, 1999 and for the period from May 4, 1998 (Date of Inception) to December 31, 1998 are included in this Form 10-K.

  PC-1 Development Costs

      Prior to January 21, 1998, Pacific Capital Group, Inc. and its affiliates, a significant shareholder of Global Crossing, began development of PC-1 and other fiber optic cables. Through January 21, 1998, such development included assembling a management team, negotiating with potential suppliers, partners, financing sources, obtaining preliminary market and feasibility studies and developing technical requirements. During January 1998, Global Crossing’s Board determined that it was in its best interests to pursue these new systems, obtain the results of the work and the employees then within the scope of activity of Pacific Capital Group, Inc. and broaden the goals, objectives and business plan of Global Crossing Ltd. In consideration of Pacific Capital Group, Inc. transferring the results of its activities and becoming limited in its future activities in fiber optic telecommunications other than through Global Crossing, Global Crossing’s Board approved and the shareholders subsequently ratified a transaction whereby Pacific Capital Group, Inc. received certain cash reimbursements and entered into a warrant agreement (“PCG Warrants”) under which Pacific Capital Group, Inc. was granted warrants for Global Crossing’s common stock in exchange for the rights to continue the development of PC-1 and the other fiber optic cables.

      The PCG Warrants were accounted for pursuant to the Emerging Issues Task Force No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration other than Employee Services under FASB Statement No. 123”. Under EITF 96-18, the fair value of equity instruments issued for consideration other than employee services should be measured using the stock price or other measurement assumptions as of the date at which a firm commitment for performance level has been reached. At the date of the initial public offering of Global Crossing, the PCG Warrants attributable to PC-1 were valued at approximately $163.0 million and allocated to GCT Pacific.

      As of January 1, 2000, Pacific Crossing Ltd. was consolidated into the Company. As a result, the PC-1 development costs were reclassified into property and equipment in the accompanying consolidated balance sheet as of December 31, 2000. The PC-1 development costs of $160.5 million, net of accumulated depreciation, were included in investments in affiliates as of December 31, 1999.

  Investment in Global Access Limited

      In December 1998, Global Crossing formed a joint venture, Global Access Limited (“GAL”), to construct and operate a terrestrial cable system connecting Tokyo, Osaka and Nagoya with PC-1. Global Crossing had a 49% interest in GAL and accounted for its investment in GAL under the equity method of accounting because Global Crossing was not able to exercise effective control over their operations. Concurrent with the IPO, Global Crossing contributed its 49% interest in GAL to the Company, which issued a total of 36,625,125 shares of Class B common stock to Global Crossing in connection with this contribution. Since GAL and the Company are entities under common control of Global Crossing, this contribution was accounted for by the Company similar to the pooling-of-interests method of accounting.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Prior to 2000, GAL was considered as a significant non-consolidated investee of the Company in accordance with the financial reporting requirements promulgated by the SEC. Therefore, the separate audited financial statements of GAL are included in this Form 10-K.

  Investment in Hutchison Global Crossing

      On January 12, 2000, Global Crossing and Hutchison Whampoa formed a joint venture called Hutchison Global Crossing (“HGC”). This joint venture was owned in equal parts by Global Crossing and Hutchison Whampoa. In exchange for its 50% interest, Hutchison Whampoa contributed to the joint venture its existing building-to-building fixed line telecommunications network in Hong Kong and certain Internet-related assets previously held by Hutchison Telecommunications Ltd. In exchange for Global Crossing’s 50% interest, Global Crossing will contribute to the joint venture international telecommunications capacity rights on its network valued at $200 million, know-how and services related to Internet data centers valued at $150 million and $50 million in cash over certain period of time. In addition, Global Crossing issued to Hutchison Whampoa $400 million aggregate liquidation preference of its 63/8% cumulative convertible preferred stock. The excess of purchase price over net assets acquired of $608.6 million was allocated to goodwill and other identifiable assets, which are being amortized on the straight-line method over 10 to 25 years. At December 31, 2000, the unamortized goodwill and other identifiable assets were $579.9 million.

      In connection with the IPO, Softbank and Microsoft each purchased 19% of Global Crossing’s interest in HGC. Concurrently, Softbank, Microsoft and Global Crossing contributed all of their respective interests in HGC to the Company. Since HGC and the Company are entities under common control of Global Crossing, this contribution was accounted for by the Company similar to the pooling-of-interests method of accounting.

      The summarized combined balance sheet data of HGC as of December 31, 2000 and 1999 are as follows (the exchange rate of HK$7.80=$1.00 at December 31, 2000 has been used to translate HGC’s financial information in Hong Kong dollars into U.S. dollars) (in thousands):

	2000	1999

Current assets	$35,887	$16,951

Total assets	499,403	352,557

Current liabilities	98,140	41,522

Long-term liabilities	123,321	463,932

Minority interest	(1,352)	—

Total shareholders’ equity (deficit)	$279,294	$(152,897)

      The summarized combined statements of operations data of HGC for the years ended December 31, 2000, 1999 and 1998 are as follows (the annual average exchange rate of approximately HK$7.80=$1.00 has been used to translate HGC’s financial information in Hong Kong dollars into U.S. dollars) (in thousands):

	2000	1999	1998

Revenues	$123,201	$107,758	$121,810

Operating loss	(44,375)	(26,181)	(29,127)

Net loss	$(44,031)	$(32,151)	$(35,837)

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  5. Taxes

      The provision for income taxes is comprised of the following (in thousands):

			Period from
			April 1, 1998
			(Date of
	Year Ended	Year Ended	Inception)
	December 31,	December 31,	to December 31,
	2000	1999	1998

Current	$8,469	$—	$—

Deferred	1,531	—	—

Total provision for income tax	$10,000	$—	$—

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

      Bermuda does not impose a statutory income tax and consequently the provision for income taxes recorded related to income earned by certain subsidiaries of the Company which are located in jurisdictions which impose income taxes.

      The following is a summary of the significant items giving rise to components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31, 2000

	Assets	Liabilities

Net operating loss (NOL) carryforwards	$15,799	$—

Depreciation	—	(1,531)

	15,799	(1,531)

Valuation allowance	(15,799)	—

	$—	$(1,531)

      The Company established a valuation allowance of $15,799 as of December 31, 2000. The valuation allowance related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of valuation allowance needed, the Company considers the acquired companies’ prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. The Company’s NOLs begin to expire in 2005.

  6. Long-Term Debt

      Debt consists of the following as of December 31, 2000 (in thousands):

PC-1 Credit Facility	$801,454

13.375% Senior Notes due 2010	399,880

Total debt	1,201,334

Less: current portion of long-term debt	(41,630)

Long-term debt	$1,159,704

  PC-1 Credit Facility

      The Company’s 64.5%-owned subsidiary, Pacific Crossing Ltd. has an $850.0 million aggregate senior secured non-recourse loan facility (the “PC-1 Credit Facility”) with a group of banks led by CIBC, a related

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

party of Global Crossing, and Deutsche Bank AG, for the construction and financing costs of PC-1. The PC-1 Credit Facility is comprised of an $840.0 million multiple draw-down term loan facility (the “PC-1 Term Facility”) and a $10.0 million working capital facility (the “PC-1 Working Capital Facility”). Of the $840.0 million PC-1 Term Facility, $50.0 million is restricted to fund the first system upgrade. The PC-1 Credit Facility is secured by pledges of the stock of Pacific Crossing Ltd. and its subsidiaries and a security interest in its assets and revenues. As of December 31, 2000, there was an outstanding balance of $801.5 million under the PC-1 Credit Facility. No amounts have been repaid to the lenders.

      Under the PC-1 Credit Facility, Pacific Crossing Ltd. may select loan arrangements as either a Eurodollar loan or an Alternative Base Rate (“ABR”) loan. The Eurodollar interest rate is LIBOR plus 2.25 – 2.50% and the ABR interest rate is the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.5%, plus 1.25 – 1.50%. As of December 31, 2000, all outstanding loans were Eurodollar loans and the interest rates in effect ranged from approximately 8.8% to 9.1%. The PC-1 Credit Facility contains various covenants that (1) limit further indebtedness by Pacific Crossing Ltd. and its subsidiaries, (2) limit the ability of Pacific Crossing Ltd. to pay dividends, (3) require Pacific Crossing Ltd. to meet certain minimum capacity sales levels and (4) require Pacific Crossing Ltd. to meet a minimum interest coverage ratio for the years 2001 through to the maturity of the PC-1 Credit Facility. The PC-1 Credit Facility is repayable in ten semi-annual installments (“Mandatory Repayments”), commencing 135 days after the system is ready for service.

      Pacific Crossing Ltd. has entered into two interest rate swap transactions based on one-month LIBOR to minimize its exposure to increases in interest rates on its borrowings. The swap transactions fix Pacific Crossing Ltd.’s floating interest rate at 4.985% on a notional amount of borrowings of $500.0 million until January 31, 2004.

  13.375% Senior Notes

      Concurrent with the closing of the IPO, the Company issued a series of senior unsecured notes (“Senior Notes”) at a price of 97.990%. The Senior Notes have a face value of $408 million, mature on October 15, 2010 and bear an interest rate of 13.375% per annum. Interest on the Senior Notes is payable on April 15 and October 15 of each year, beginning April 15, 2001.

      Under these Senior Notes, the Company may not incur any indebtedness unless (i) its ratio of debt to cash flow (“Leverage Ratio”) is less than 6.0 to 1.0 prior to December 31, 2002 or 5.5 to 1.0 thereafter or (ii) its ratio of debt to consolidated net worth (the “Capital Ratio”) is less than 2.25 to 1.0. In addition, the Company may incur, among other things, (i) indebtedness of an acquired entity so long as the indebtedness was not incurred in contemplation of the acquisition, (ii) indebtedness to finance the construction, acquisition or improvement of telecommunication assets, (iii) indebtedness under credit facilities not to exceed the greater of (A) $200 million and (B) 85% of Eligible Accounts (as defined in the indenture), (iv) indebtedness under a receivables facility, (v) subordinated indebtedness, provided that interest may not be paid on any subordinated indebtedness outstanding in excess of $200 million and (vi) additional indebtedness not to exceeded $100 million.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The expected maturities of long-term debt are as follows (in thousands):

Year Ending December 31,

2001	$41,630

2002	88,260

2003	103,260

2004	115,760

2005	142,214

Thereafter	718,330

1,209,454

Less: Discount on Senior Notes	(8,120)

Total	$1,201,334

  7. Capital Stock

      Concurrent with the completion of the IPO, the Company reorganized its share capital as follows:

•	the authorized share capital of the Company increased from $12,000 to $25,200,000 with the authorized share capital consisting of (a) 1,200,000,000 shares of Class A common stock, (b) 1,200,000,000 shares of Class B common stock and (c) 120,000,000 shares of preferred stock;

•	the 1,200,000 shares of the Company’s already issued and outstanding common stock were redesignated as Class B common stock, and the Company issued 448,800,000 shares of Class B common stock to Asia Global Crossing Holdings Ltd.;

•	Asia Global Crossing Holdings Ltd. repurchased its shares of Class A common stock and Class C common stock held by Global Crossing and shares of Class D common stock held by Microsoft;

•	in return for the repurchase of such shares, Asia Global Crossing Holdings Ltd. transferred to Global Crossing 279,000,000 shares of Class B common stock of the Company and to Microsoft 85,500,000 shares of Class B common stock of the Company. The shares were originally held by Asia Global Crossing Holdings Ltd., which became a wholly-owned subsidiary of Softbank after the IPO;

•	the Company issued to Global Crossing 36,625,125 shares of Class B common stock of the Company in return for the transfer of shares of Pacific Crossing Holdings Ltd., a subsidiary of Global Crossing, which included the interest in GAL which was contributed to the Company at the time of the IPO;

•	Class A common stockholders have a right to one vote per share, while holders of Class B common stock have a right to 10 votes per share;

•	the Company declared a 375- for-1 stock split. All share and per share information have been restated retroactively to reflect these stock splits.

  8. Stock Option Plan

      On October 12, 2000, the Asia Global Crossing Ltd. 2000 Stock Incentive Plan (the “Plan”) was made effective. The Plan is administered by the Company’s Board of Directors. The Plan allows the Board of Directors to make awards of stock options and stock appreciation rights, which can be granted either in conjunction with, or independent of, stock options, and other stock-based awards to any individual who is selected by the Board of Directors to participate in the Plan. Terms and conditions of the Company’s options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Board of Directors. The maximum number of shares for which options and stock appreciation rights may be granted during each calendar year to any participant is 5,000,000 shares. No award may be granted under the

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan after the tenth anniversary of its effective date, but awards granted before that date may extend beyond that date.

      A total of 83,193,768 options have been authorized for issuance under the Plan. As of December 31, 2000, the additional options available for grants were 44,517,218. As of December 31, 2000, there were 38,676,550 and 8,914,167 options outstanding and exercisable, respectively, under the Plan at an exercise price of $7.00 per share. The options under the Plan have a life of ten years from the date of grant and the weighted average remaining lives as of December 31, 2000 are 9.8 years.

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounted for employee stock options under APB 25 and recognized compensation expense over the vesting period to the extent that the fair value of the stock on the date the options were granted exceeded the exercise price. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the SFAS 123 fair value approach, the impact on the Company’s net income (loss) applicable to common shareholders and net income (loss) per share would be as follows:

			Period from
			April 1, 1998
	Year Ended	Year Ended	(Date of Inception) to
	December 31, 2000	December 31, 1999	December 31, 1998

Net income (loss) applicable to common shareholders

As reported	$(146,878)	$13,375	$2,867

Pro forma	(161,219)	13,375	2,867
Basic and diluted net income (loss) per share

As reported	$(0.29)	$0.03	$0.01

Pro forma	(0.32)	0.03	0.01

      Under SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model assuming the following weighted average assumptions used for the year ended December 31, 2000: zero dividend yield, expected volatility of 93%, weighted average risk free rate of return of 5.11% and expected life of 5 years.

  9. Employee Benefit Plans

      The Company’s U.S. employees participate in a defined contribution retirement plan qualifying under the provisions of Section 401 (k) of the Internal Revenue Code. This plan is sponsored by Global Crossing. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company matches one-half of individual employee contributions up to a maximum level not to exceed 7.5% of the employee’s compensation. The Company’s contributions to the plan vest immediately.

      Beginning in 2000, the Company’s Japan employees participate in an employer sponsored pension plan. Benefits are based on years of services and the level of compensation at the time of the retirement.

      Beginning in 2000, the Company’s Hong Kong employees participate in a defined contribution plan. Employee contributions of up to 5% of compensation are matched by the Company at the rate of 200% of the contributed amounts made by employees. Employees do not vest in the Company contribution until they have

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reached five years of service, at which time they become fully vested.

      The Company’s expenses under the above employee benefit plans were not material for all periods presented.

10. Related Party Transactions

  Shareholders Agreement

      The Founding Shareholders are parties to a shareholders agreement, which contains important provisions relating to, among other things, the governance of the Company’s business. The shareholders agreement details, among other things, the composition of the Company’s Board of Directors, actions requiring the approval of directors appointed by Microsoft and Softbank, the preparation of strategic plans, activities in which the Founding Shareholders are prohibited from engaging in Asia without each other’s consent, additional obligations of Microsoft and Softbank to the Company, the Company’s obligation to purchase certain technology from Microsoft, and restrictions on the transfer of the Company’s common stock.

  Shared Services and Operating Agreement

      Global Crossing and the Company entered into an agreement that governs the relationship between the companies and their respective subsidiaries and affiliates, including provision of network services, coordination and use of bundled service offerings, marketing, pricing of service offerings and strategies, branding, rights with respect to intellectual property and other shared technology and operational, maintenance and administrative services.

  Affiliate Transactions for Network Capacity

      During its normal course of business, the Company purchases and sells network capacity from and to affiliates. The Company, through one of its wholly owned subsidiaries, purchases terrestrial network capacity in Japan from GAL, a 49.0%-owned affiliate of the Company, and PC-1 network capacity from Pacific Crossing Ltd., a 64.5%-owned affiliate of the Company. The prices of GAL capacity were determined by the Company and GAL, and the prices of PC-1 capacity were determined by the Company and Pacific Crossing Ltd. Prices are reviewed and adjusted periodically based on market conditions. The Company sells network capacity directly and indirectly through Global Crossing and its affiliates, to third-party customers. Receivables and payables from/to affiliates are primarily related to these transactions.

      Revenue from the sales of capacity through Global Crossing to third-party customers for the year ended December 31, 2000 was $100.9 million. In 2000, the Company purchased network capacity of approximately $44.2 million and $25.2 million from GAL and Global Crossing, respectively. In 1999, the Company purchased $10.8 million of network capacity from GAL.

  Corporate Services

      Certain affiliated companies, which are indirect wholly-owned subsidiaries of Global Crossing, provide the Company with general corporate services, including accounting, legal, human resources, information systems services and other office functions. The related charges are allocated to the Company based on estimated usage of the common resources. The estimated usage factors are agreed upon on a periodic basis. Management believes that the allocation methodology is reasonable. For the period from November 24, 1999 (inception date of the joint venture formed by the Founding Shareholders) to December 31, 1999, the related shared service charges to the Company were $0.5 million. For the year ended December 31, 2000, the related charges totaled $6.4 million. Had the Company provided these management services on a stand-alone basis, there could be no assurance that these costs would be the same.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Maintenance Agreements

      Pacific Crossing Ltd. has entered into OA&M agreements with GAL and with Global Crossing Network Center, Ltd. (“GCNC”), a subsidiary of Global Crossing, whereby GAL and GCNC are obligated to provide operating, administration and maintenance functions for PC-1. The OA&M agreement with GCNC is for an initial term of eight years with two renewal periods of five years each at the Company’s option. The OA&M agreement with GAL is for an initial term of eight years with two renewal periods of eight and one-half years each at the Company’s option. The OA&M costs related to this agreement are expensed as incurred. Pacific Crossing Ltd. recorded an expense of $5.6 million and $43.0 million for the year ended December 31, 2000 under the agreement with GAL and GCNC, respectively.

  Notes Receivable from Employees

      Certain key employees of the Company had interest-free loans from the Company. On the first, second, and third anniversary of the employees’ start date, a third of the original loans will be forgiven. The Company amortizes these notes receivable to salary and benefit expense over three years on a straight-line basis. At December 31, 2000, the unamortized outstanding balance was $11.6 million and was included in other assets in the accompanying consolidated balance sheet.

  East Asia Crossing

      A direct wholly-owned subsidiary of Global Crossing developed East Asia Crossing. These development rights were contributed directly to the Company. The value of these development rights totaling $11.0 million was based on the estimated total system costs including upgrades of East Asia Crossing and was included in property and equipment in the accompanying consolidated balance sheet.

  Subordinated Notes with Global Crossing

      Concurrently with the closing of the IPO, the Company entered into two subordinated notes (“Subordinated Notes”) with Global Crossing. Under the terms of the Subordinated Notes, Global Crossing committed to loan the Company up to $200 million under each note which can be reduced in an amount based on any net cash proceeds received by the Company from (a) the issuance of any shares of the Company’s capital stock subsequent to the Company’s IPO (excluding any shares sold as part of the exercise by the underwriters of their over-allotment option in connection with the IPO) and (b) the issuance of any indebtedness which meet certain conditions under the terms of the Subordinated Notes. One of the Subordinated Notes is not available for borrowings until certain conditions are met and the second Subordinated Note is available for borrowings until December 31, 2002. The Subordinated Notes mature on April 15, 2011 and bear interest at a rate of 14.875%. Interest shall be payable in cash semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2001. Interest due on or before October 15, 2005 will be settled by increasing the outstanding principal amount. Under each note, the Company is committed to pay Global Crossing an upfront fee of $1.5 million on the date of the agreement, a fee of 1% of the principal amount and a commitment fee calculated at a rate of 0.60% per annum on the average daily unused amount of the loan facility. As of December 31, 2000, there was no outstanding balance under these loan facilities.

  Share Transfer Agreement with GlobalCenter Japan

      On December 20, 2000, the Company entered into a share transfer agreement with Softbank to transfer 38% of the Company’s interest in GlobalCenter Japan. In exchange, Softbank, among other things, agreed to use its commercially reasonable efforts to purchase and to cause its affiliates to purchase all of their respective requirements for data center business services anywhere in the world from GlobalCenter or an entity controlled by GlobalCenter. This transaction resulted in a reduction of the Company’s additional paid-in capital and minority interest of $5.6 million.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Loan Facilities with Affiliates

      In connection with the IPO, the Company purchased Global Crossing’s shareholder loans to GAL and HGC. The loan to GAL expires on August 31, 2001 and bears an interest rate that will be reset quarterly and will be equal to 1.5% above the long-term prime lending rate quoted by the Industrial Bank of Japan (3.6% per annum at December 31, 2000). As of December 31, 2000, the outstanding principal plus accrued interest balance of $25.8 million was included in receivable from affiliates in the accompanying consolidated balance sheets. The loan to HGC bears an interest rate that will be reset monthly and will be equal to Hong Kong Interbank Offered Rate, or HIBOR (6.25% per annum at December 31, 2000). The repayment date of the outstanding principal and accrued interest will be determined by the Board of Directors of HGC. However, HGC is obligated to repay the loan with 50% of the amount by which any proceeds received by HGC from a public offering or from external financings exceed HGC’s then current capital and operating expenditure requirements. As of December 31, 2000, the outstanding principal plus accrued interest balance of $40.0 million was included in loans receivable from affiliate in the accompanying consolidated balance sheets.

      During 1999, Pacific Crossing Ltd. entered into a loan facility with Global Crossing for approximately $9 million. The interest rate of the loan is LIBOR plus 2% (8.69% per annum at December 31, 2000). At December 31, 2000, the principal plus accrued interest of $10.0 million was included in loans payable to affiliate in the accompanying consolidated balance sheets. The outstanding principal and accrued interest is due one year after the PC-1 Credit Facility is paid in full.

11. Geographic Segmentation

      The Company’s business is comprised of one industry segment, providing telecommunication services, with worldwide operations. The information below summarizes certain financial data by geographic segment (in thousands):

	2000		1999

		Long-Lived		Long-Lived
	Revenue(1)	Assets(2)	Revenue(1)	Assets(2)

United States	$110,483	$209,858	$—	$—

Asia	30,576	351,606	—	19,240

Europe	12,550	—	—	—

International waters	—	1,372,264	—	82,358

Consolidated	$153,609	$1,933,728	$—	$101,598

(1)	Revenue is classified according to the primary point of presence of the end customer. During the year ended December 31, 2000, there were eight customers located in the United States that accounted for 71.9% of consolidated revenue.

(2)	Long-lived assets include capacity available for sale and construction in progress as of December 31, 2000 and 1999.

12. Commitments

      At December 31, 2000, the Company was committed under its contracts with KDD-SCS for future East Asia Crossing construction cost totaling approximately $222 million.

      In October 2000, the Company awarded a construction contract to NEC for the construction of the second phase of the East Asia Crossing system. At December 31, 2000, the remaining committed construction cost with NEC was approximately $423 million over the next eighteen months.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At December 31, 2000, Pacific Crossing Ltd. was committed under contracts with Tyco Submarine Systems Ltd. (“TSSL”) for remaining construction costs of PC-1 totaling approximately $2 million. In August 2000, the Company placed an order with Tycom, an affiliate of TSSL to increase the capacity on PC-1 from 80 Gbps to 240 Gbps. At December 31, 2000, the remaining committed construction cost with Tycom was approximately $48 million.

      At December 31, 2000, the Company had various noncancelable operating leases for office buildings and network operation centers. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000 (in thousands):

Year Ending December 31,

2001	$11,124

2002	8,186

2003	6,925

2004	3,701

2005	1,630

Thereafter	951

Total	$32,517

      Under an OA&M agreement with GCNC, Pacific Crossing Ltd. is committed to paying GCNC $43.0 million and $42.2 million for the years ended December 31, 2001 and 2002, respectively. These fees will increase by 3.0% each year starting in the year ended December 31, 2003, through the end of the agreement in 2007 (see note 10).

      Under an additional OA&M agreement, Pacific Crossing Ltd. is committed to paying GAL 600 million Japanese Yen each year through 2002, increasing by 3.0% thereafter through 2007 (see note 10).

      Rental expenses for the years ended December 31, 2000 and 1999 were $6,043,000 and $82,000, respectively. No rental expenses were incurred for the period from April 1, 1998 (Date of Inception) to December 31, 1998.

13. Quarterly Financial Data (unaudited)

      The Company’s unaudited quarterly results are as follows (in thousands, except per share data):

	2000 Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$75,804	$33,667	$21,805	$22,333

Operating income (loss)	22,273	(48,443)	(27,435)	(35,853)

Net income (loss)	321	(58,545)	(38,269)	(50,385)

Basic and diluted net income (loss) per common share	$—	$(0.12)	$(0.08)	$(0.09)

	1999 Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$—	$—	$—	$—

Operating loss	—	—	(66)	(1,135)

Net income (loss)	122	(226)	938	12,541

Basic and diluted net income (loss) per common share	$—	$—	$—	$0.03

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Significant 2000 Interim Events

      On January 26, 2000, the Company announced an agreement to create GlobalCenter Japan, a joint venture with Japan’s Internet Research Institute, Inc. (“IRI”). The Company owned 89% of GlobalCenter Japan, with IRI owning the remaining 11%.

      On March 24, 2000, the Company increased its interest in Pacific Crossing Ltd. from 57.75% to 64.50% by acquiring the remaining ownership of another partner. In connection with this transaction, the PC-1 Shareholder Agreement was amended, which enabled the Company to exercise effective control over Pacific Crossing Ltd. As a result, Pacific Crossing Ltd. has been consolidated as of January 1, 2000.

      In June 2000, the Company reduced the carrying value of certain purchased capacity held for sale from $48 million to $10 million. The Company recognized a loss of $38 million in respect of the excess of the carrying value of the capacity over its current fair value of $10 million. In September 2000, all such purchased capacity was sold and an additional loss of $2.5 million was recognized.

      On October 12, 2000, the Company completed its IPO in which it sold 68 million shares of Class A common stock at a price of $7.00 per share. On November 8, 2000, an additional 500,000 shares at $7.00 per share were sold in connection with the exercise of the underwriters’ over-allotment option.

      Concurrently with the IPO, the Company issued $408 million of senior notes bearing an interest rate of 13.375% and maturing on October 15, 2010.

      Also concurrently with the IPO, Global Crossing’s 50% interest in HGC and 49% interest in GAL were contributed to the Company.

      On December 20, 2000, the Company transferred 38% of its interest in GlobalCenter Japan to Softbank.

  Significant 1999 Interim Events

      On November 24, 1999, Asia Global Crossing Holding Ltd. became a joint venture owned by Global Crossing, Microsoft and Softbank.

      In December 1999, the first segment of PC-1 commenced service.

14. Subsequent Event

      On January 10, 2001, the first segment of East Asia Crossing landed in Hong Kong. The segment of East Asia Crossing landing in Hong Kong originates in Shima, Japan, where it connects with the Company’s trans-Pacific Pacific Crossing, which in turn connects with the rest of the worldwide Global Crossing network.

SCHEDULE II

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Column A	Column B	Column C	Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance at
	December 31,	costs and	other		December 31,
Description	1999	expenses	accounts	Deductions	2000

Reserve for uncollectible accounts	$—	$1,266	$—	$—	$1,266

Deferred tax valuation allowance	$—	$15,799	$—	$—	$15,799

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pacific Crossing Ltd.:

      We have audited the accompanying consolidated balance sheet of Pacific Crossing Ltd. (a Bermuda company) and its subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 1999 and for the period from May 4, 1998 (Date of Inception) to December 31, 1998. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Crossing Ltd. and its subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from May 4, 1998 (Date of Inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

      As explained in the Notes to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for start-up costs.

/s/ ARTHUR ANDERSEN

Hamilton, Bermuda

February 23, 2000

PACIFIC CROSSING LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share and per share information)

ASSETS

December 31,
1999

Current assets:

Cash and cash equivalents	$606

Restricted cash and cash equivalents	17,914

Receivable from affiliate	61,100

Accounts receivable	6,399

Other assets and prepaid costs	2,011

Total current assets	88,030

Property and equipment, net	1,010,730

Deferred finance costs, net of accumulated amortization of $6,560	25,378

Total assets	$1,124,138

LIABILITIES

Current liabilities:

Accrued construction costs	$160,817

Accounts payable and accrued liabilities	1,219

Deferred revenue	9,854

Payable to affiliate	8,124

Other current liabilities	5,253

Total current liabilities	185,267

Long term debt	750,000

Other long term liabilities	1,401

Loan payable to affiliate	9,235

Total liabilities	945,903

SHAREHOLDERS’ EQUITY

Common stock, 1,200,000 shares authorized, par value $0.01, 1,200,000 shares issued and outstanding	12

Additional paid in capital	160,835

Retained earnings	17,388

178,235

Total liabilities and shareholders’ equity	$1,124,138

The accompanying notes are an integral part of these statements.

PACIFIC CROSSING LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

		Period from
		May 4, 1998
		(Date of
	Year Ended	Inception) to
	December 31,	December 31,
	1999	1998

Revenues	$61,100	$—

Expenses:

Cost of sales	20,722	—

Operations, administration and maintenance	8,000	—

Selling, general and administrative	8,169	1,627

	36,891	1,627

Operating income (loss)	24,209	(1,627)

Other income (expense):

Interest income	464	1,032

Interest expense	(2,612)	(3,746)

Other (expense) income	459	—

Income (loss) from operations before provision for income taxes	22,520	(4,341)

Provision for income taxes	—	—

Income (loss) from operations	22,520	(4,341)

Cumulative effect of change in accounting principle	(791)	—

Net income (loss)	$21,729	$(4,341)

The accompanying notes are an integral part of these statements.

PACIFIC CROSSING LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share information)

	Common Stock		Additional	Retained	Total
			Paid in	Earnings	Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Issuance of common stock for cash on May 4, 1998 (Date of Inception) at $0.01 per share	1,200,000	$12	$—	$—	$12

Net loss for the period from May 4, 1998 (Date of Inception) to December 31, 1998	—	—	—	(4,341)	(4,341)

BALANCE, December 31, 1998	1,200,000	12	—	(4,341)	(4,329)

Capital contributions	—	—	160,835	—	160,835

Net income for the year ended December 31, 1999	—	—	—	21,729	21,729

BALANCE, December 31, 1999	1,200,000	$12	$160,835	$17,388	$178,235

The accompanying notes are an integral part of these statements.

PACIFIC CROSSING LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Period from
		May 4, 1998
	Year Ended	(Date of Inception)
	December 31,	to December 31,
	1999	1998

Cash Flows From Operating Activities:

Net income (loss)	$21,729	$(4,341)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Non-cash cost of sales	20,722	—

Cumulative effect of change in accounting principle	791	—

Changes in operating assets and liabilities:

Other assets and prepaid costs	(588)	(1,423)

Receivable from affiliate	(61,100)	—

Accounts receivable	(6,399)	—

Deferred revenue	9,521	333

Accounts payable & accrued liabilities	600	619

Payable to affiliate	16,318	1,041

Other liabilities	5,248	—

Net cash provided by (used in) operating activities	6,842	(3,771)

Cash Flows From Investing Activities:

Cash paid for property and equipment	(706,285)	(157,175)

Net cash used in investing activities	(706,285)	(157,175)

Cash Flows From Financing Activities:

Proceeds from issuance of common stock	—	12

Proceeds from long term debt	550,000	304,000

Repayment of long term debt	—	(104,000)

Finance costs incurred	—	(31,938)

Capital contributions	160,835	—

Change in restricted cash and cash equivalents	(11,219)	(6,695)

Net cash provided by financing activities	699,616	161,379

Net increase in cash and cash equivalents	173	433

Cash and cash equivalents, beginning of period	433	—

Cash and cash equivalents, end of period	$606	$433

Supplemental Information on Non-Cash Investing Activities:

Costs incurred for property and equipment	$839,029	$193,214

Decrease (increase) in accrued construction costs	(128,210)	(32,607)

Amortization of deferred finance costs	(4,534)	(2,026)

Change in other liabilities	—	(1,406)

Cash paid for property and equipment	$706,285	$157,175

Supplemental Disclosure of Cash Flow Information:

Interest paid and capitalized	$29,514	$6,548

Interest paid (net of capitalized interest)	$2,655	$3,414

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these statements.

PACIFIC CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Throughout these consolidated financial statements, references to “dollars” and “$” are to United States dollars.

  1. Background and Organization

      On May 4, 1998, Pacific Crossing Ltd. (the “Company”) was incorporated in Bermuda. Pacific Crossing Ltd. is a joint venture owned by GCT Pacific Holdings Ltd., (“GCT Pacific”), SCS (Bermuda) Ltd. (“SCS (Bermuda)”) and Marubeni Pacific Cable Limited, all Bermuda companies (collectively the “Partners”) who own 50.0%, 14.5% and 35.5% of Pacific Crossing Ltd., respectively. Pacific Crossing Ltd. was incorporated to construct and operate an undersea fiber optic cable ring with landing stations in the United States and Japan (Pacific Crossing Ltd.’s fiber optic cable ring is referred to as “Pacific Crossing-1” or the “System”). Pacific Crossing Ltd. has incorporated wholly-owned subsidiaries in each of these countries in order to own the portion of the cable system located in each country and the related territorial waters. Pacific Crossing-1 consists of two segments joined to form a ring configuration. At December 31, 1999, the first segment, from Harbour Pointe, Washington to Ajigaura, Japan, was completed and placed into service.

      GCT Pacific is a wholly-owned subsidiary of Asia Global Crossing Holdings Ltd. and owns a further economic interest in Pacific Crossing Ltd. through its 100% ownership interest in SCS (Bermuda). During the periods presented in these financial statements, Asia Global Crossing Holdings Ltd. was 93.0% owned by Global Crossing Ltd. Global Crossing Ltd. is a provider of global broadband telecommunications services for both wholesale and retail customers. Global Crossing Ltd. is building a state-of-the-art fiber optic network (the “Global Crossing Network”) which includes Pacific Crossing-1.

      During April 1998, Pacific Crossing Ltd. entered into a fixed price contract with Tyco Submarine Systems Ltd. (“TSSL”) to construct Pacific Crossing-1. The estimated cost of the System is $1,100.0 million (including capitalized interest), which is being financed through a $400.0 million equity contribution by the Partners and an $850.0 million credit facility. The $400.0 million equity contribution by the Partners will be pro-rated according to their respective percentage ownership of Pacific Crossing Ltd. Through either cash collateral, letter of credit, or an equity contribution guarantee, the equity contributions have been guaranteed by the Partners. In July 1998, the $850.0 million aggregate senior secured non-recourse loan facility (the “Pacific Crossing-1 Credit Facility”) was executed for the construction and financing costs of Pacific Crossing-1.

  2. Significant Accounting Policies

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies are summarized as follows:

  (a)  Principles of Consolidation

      The consolidated financial statements include the accounts of Pacific Crossing Ltd. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

  (b)  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company’s operations and ability to grow may be affected by numerous factors, including changes in customer requirements, new laws and governmental regulations and policies, technological advances, entry of

PACIFIC CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

new competitors and changes in the willingness of financial institutions and other lenders to finance operations. The Company cannot predict which, if any, of these or other factors might have a significant impact on the telecommunications industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations.

  (c) Development Stage Company

      The Company was in its development stage until December 31, 1999, when the first segment of Pacific Crossing-1 was placed into service.

  (d) Revenue Recognition

     Services

      Revenue from sales of capacity under operating-type leases are recognized over the period the service is provided, net of an estimate for uncollectible accounts. Payments received from customers before the relevant criteria for revenue recognition is satisfied are included in deferred revenue.

     Sales-Type Leases

      Revenue from Capacity Purchase Agreements (“CPAs”) that meet the criteria of sales-type lease accounting are recognized in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when (i) the purchaser obtains the right to use the capacity, which can only be suspended if the purchaser fails to pay the full purchase price or fulfill its contractual obligations, (ii) the purchaser is obligated to pay Operations, Administration and Maintenance (“OA&M”) costs and (iii) the segment of a system related to the capacity purchased is available for service and the related capacity is activated. Certain customers who have entered into CPAs for capacity have paid deposits toward the purchase price, which have been included as deferred revenue in the accompanying consolidated balance sheets. The Company follows the criteria set forth in Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) for contracts which qualify for sales-type lease accounting.

      The Company offers customers flexible bandwidth products to multiple destinations and anticipates that many of the contracts for subsea circuits entered into will be part of a service offering. Therefore, the Company anticipates that many of these contracts will not meet the criteria of sales-type lease accounting and will be accounted for as operating leases. Consequently, the Company will defer revenue related to those circuits and amortize that revenue over the appropriate term of the contract. Accordingly, the Company will treat cash received, but not recognized, as deferred revenue. In certain circumstances, should a contract meet all of the requirements of sales-type lease accounting, the Company will recognize revenue without deferral upon payment and activation.

  (e)  Cost of Sales

     Services

      Costs of sales relating to capacity contracts accounted for as operating leases are treated as fixed assets and, accordingly, are depreciated over the estimated useful life of the capacity.

     Sales-Type Leases

      At the date each segment of the System becomes operational, the related amounts included in construction in progress are reclassified (see Note 2g), and depreciation commences. For contracts that meet the criteria for sales-type lease accounting, the Company’s policy provides for recording cost of sales in the period in which the related revenue is recognized in addition to the depreciation charge described below. The amount charged to cost of sales is determined by calculating the estimated net book value of the specific

PACIFIC CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capacity at the time of the sale, which includes total expected cost of the System and the cost of the additional capacity that the Company has the intent and ability to add through upgrades, provided the need for such upgrades is supported by a third-party consultant’s revenue forecast.

  (f)  Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

      The Company considers cash in banks and short term highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s restricted cash is restricted for the payments of construction costs of Pacific Crossing-1.

  (g)  Property and Equipment

      Property and equipment, which includes transmission equipment and construction in progress, is stated at cost, net of depreciation and amortization. Major enhancements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Construction in progress includes direct expenditures for construction of the System and is stated at cost. Capitalized costs include costs incurred under the construction contract; advisory, consulting and legal fees; interest; and amortized finance costs incurred during the construction phase. On the date a segment or upgrade becomes operational, the related cost is recorded as transmission equipment and depreciation commences.

      Interest incurred, which includes the amortization of deferred finance fees, is capitalized in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs.” Total interest cost incurred and interest capitalized to construction in progress during the periods presented were (in thousands):

		Period from
		May 4, 1998
	Year Ended	(Date of Inception)
	December 31,	to December 31,
	1999	1998

Interest cost incurred	$41,625	$11,841

Interest cost capitalized to construction in progress	$39,013	$8,095

      Depreciation is provided on a straight-line basis over the estimated useful lives of the related property and equipment, with the exception of leasehold improvements and assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease. Estimated useful lives for transmission equipment are 3 to 25 years.

      The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets.

  (h) Deferred Finance Costs

      Costs incurred to obtain financing through the issuance of long-term debt have been reflected as an asset in the accompanying consolidated balance sheets. The financing costs relating to the long-term debt are amortized over the lesser of the term of the related debt agreements or the expected payment date of the debt obligation. During the construction period, the amortized portion of deferred financing costs relating to the long term debt are included in construction in progress as a component of interest capitalized or recorded as interest expense in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs.”

PACIFIC CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  (i)  Financial Instruments

      The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. Accordingly, they are presented on the accompanying consolidated balance sheets at their carrying values, which approximates their fair values. Fair values are based on market quotes, current interest rates or management estimates, as appropriate.

      As discussed in Note 7, the Company has entered into an interest rate swap agreement to hedge its exposure to interest rates on its long-term debt. Hedge accounting was applied in respect of these instruments; accordingly, the net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense on the related debt.

      The counterparties to the derivative financial instruments in effect as of December 31, 1999 are Canadian Imperial Bank of Commerce (“CIBC”) and Deutsche Bank AG. The Company is exposed to credit loss in the event of nonperformance by these counterparties.

  (j)  Income Taxes

      The Company recognizes current and deferred income tax assets and liabilities as applicable based upon all events that have been recognized in the consolidated financial statements as measured by the provision of the enacted tax laws.

  (k)  Translation of Foreign Currencies

      The functional currency of the Company’s subsidiaries is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rate of exchange prevailing at the date of each transaction. Monetary assets and liabilities denominated in foreign currencies at year end are translated into United States dollars at the rate of exchange at that date. For year ended December 31, 1999, Pacific Crossing Ltd. recognized a $0.5 million foreign transaction gain, which was included in other income in the accompanying consolidated statement of operations. The effect of foreign currency transactions for the period from May 4, 1998 (Date of Inception) to December 31, 1998 was not material.

  (l)  Change in Accounting Policy

      The Company adopted Statement of Position 98-5, “Reporting on the Cost of Start-Up Activities” in the first quarter of 1999. Accordingly, a one-time charge of $0.8 million, representing start-up costs incurred and capitalized during previous periods, was charged against net income.

  (m)  Segment Reporting

      The Company is a provider of Internet and long distance telecommunications facilities and related services. The Company determined that it was a single segment operating company.

  (n)  Pending Accounting Standards

      In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133” which deferred SFAS No. 133’s effective date to fiscal quarters beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The impact of the adoption of this standard has not been quantified.

PACIFIC CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  (o)  Reclassifications

      Certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

  3. Property and Equipment

      Property and equipment consist of the following (in thousands):

December 31,
1999

Transmission equipment	$227,531

Construction in progress	783,199

Total property and equipment	$1,010,730

Less: accumulated depreciation	—

Total property and equipment, net	$1,010,730

      Depreciation expense was not recorded in 1999 or 1998 as the Northern segment of Pacific Crossing-1 was placed into service on December 31, 1999.

  4. Long Term Debt

  Pacific Crossing-1 Credit Facility

      During 1998, Pacific Crossing Ltd. entered into an $850.0 million aggregate senior secured non-recourse loan facility (the “Pacific Crossing-1 Credit Facility”) with a group of banks led by CIBC and Deutsche Bank AG, for the construction and financing costs of Pacific Crossing-1. The Pacific Crossing-1 credit facility is comprised of an $840.0 million multiple draw down term loan facility (the “Pacific Crossing-1 Term Facility”) and a $10.0 million working capital facility (the “Pacific Crossing-1 Working Capital Facility”). Of the $840.0 million Pacific Crossing-1 Term Facility, $50.0 million is restricted to fund the first system upgrade. The Pacific Crossing-1 Credit Facility is secured by pledges of the stock of Pacific Crossing Ltd. and its subsidiaries and by a security interest in its assets. As of December 31, 1999, Pacific Crossing Ltd. had an outstanding balance of $750.0 million under the Credit Facility. No amounts have been repaid to the lenders.

      Under the Pacific Crossing-1 Credit Facility, Pacific Crossing Ltd. may select loan arrangements as either a Eurodollar loan or an Alternative Base Rate (“ABR”) loan. The Eurodollar interest rate is LIBOR plus 2.25 – 2.50% and the ABR interest rate is the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.5%, plus 1.25 – 1.50%. As of December 31, 1999 all outstanding loans were Eurodollar loans. The Pacific Crossing-1 Credit Facility contains various covenants that (i) limit further indebtedness by Pacific Crossing Ltd. and its subsidiaries, (ii) limit the ability of Pacific Crossing Ltd. to pay dividends, (iii) require Pacific Crossing Ltd. to meet certain minimum capacity sales levels and (iv) require Pacific Crossing Ltd. to meet a minimum interest coverage ratio for the years 2001 through to the maturity of the Pacific Crossing-1 Credit Facility. The Pacific Crossing-1 Credit Facility is repayable in ten semi-annual installments (“Mandatory Repayments”), commencing 135 days after the System is ready for service.

      Effective October 30, 1998, Pacific Crossing Ltd. entered into two interest rate swap transactions based on one month LIBOR to minimize its exposure to increases in interest rates on its borrowings. The swap transactions fix Pacific Crossing Ltd.’s floating interest rate at 4.985% on a notional amount of borrowings ranging between $200.0 million and $500.0 million until January 31, 2004.

PACIFIC CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The expected maturities of long term debt are as follows:

(In thousands)

Year Ending December 31,

2000	$—

2001	83,260

2002	93,260

2003	113,260

2004	118,260

Thereafter	341,960

Total	$750,000

  5. Commitments and Contingencies

      As of December 31, 1999, Pacific Crossing Ltd. was committed under contracts with TSSL for remaining construction costs of Pacific Crossing-1 totaling approximately $240.0 million.

      The following amounts are payable to Global Crossing Network Center, Ltd. (“GCNC”) under an OA&M agreement (see Note 8):

(In thousands)

Year Ending December 31,

2000	$43,000

2001	43,000

2002	42,200

      These fees will increase by 3.0% each year starting in the year ended December 31, 2003, through the end of the agreement in 2007.

      Under an additional OA&M agreement, Pacific Crossing Ltd. is committed to paying Global Access Ltd. $5.8 million each year through 2002, increasing by 3.0% thereafter through 2007 (see Note 8).

  6. Taxes

      The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).

      Bermuda does not impose a statutory income tax and consequently no provision for income taxes was recorded for any entities incorporated in Bermuda. Income tax provision benefits recorded for losses incurred by certain subsidiaries of the Company which are located in jurisdictions which impose income taxes were offset by the establishment of valuation allowances in accordance with SFAS 109.

  7. Financial Instruments

      The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued construction costs, accounts payable and accrued liabilities, accrued interest, obligations under capital leases and long term debt approximate their fair value. The fair value of the interest rate swap is $28.5 million and is based on market quotes.

PACIFIC CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  8. Related Party Transactions

  Shareholders Agreement

      The Partners have entered into a shareholders agreement that details, among other things the composition of the Company’s board of directors; actions requiring the supermajority consent of the board of directors; actions requiring the supermajority consent of the Company’s shareholders; shareholder rights to subscribe for new capital; restrictions on the transfer of shares of the Company’s common stock; the consequences of a deadlock over the annual budget; and exit rights of SCS (Bermuda).

  Revenue

      All sales of capacity and related OA&M revenue on Pacific Crossing-1 are with affiliates at prices determined by the respective joint venture owners. Prices are reviewed and adjusted periodically based on market conditions.

  Financial Services Agreement

      During 1998, Pacific Crossing Ltd. entered into a Financial Services Agreement with Global Crossing Development Corporation, an indirect wholly owned subsidiary of Global Access Ltd., to arrange the Pacific Crossing-1 Credit Facility. As consideration, Global Crossing Development Corporation received a fee in the amount of 1.5% of the $850.0 million Pacific Crossing-1 Credit Facility or $12.8 million. This amount has been recorded as deferred finance costs and is being amortized over the term of the Pacific Crossing-1 Credit Facility. In a further agreement between Global Crossing Development Corporation and Marubeni Pacific Cable Limited, Marubeni Pacific Cable Limited received from Global Crossing Development Corporation 33.3% of the $12.8 million or $4.3 million for their participation in arranging the Pacific Crossing-1 Credit Facility.

  Contribution of Pacific Crossing-1

      Prior to January 21, 1998, Pacific Capital Group, Inc. and its affiliates, a significant shareholder of Global Crossing Ltd., began development of Pacific Crossing-1 and two other fiber optic cable systems. Through January 21, 1998, such development included assembling a management team, negotiating with potential suppliers, partners, financing sources, obtaining preliminary market and feasibility studies and developing technical requirements. During January 1998, Global Crossing Ltd.’s Board determined that it was in its best interests to pursue these new systems, obtain the results of the work and the employees then within the scope of activity of Pacific Capital Group, Inc. and broaden the goals, objectives and business plan of Global Crossing Ltd. In consideration of Pacific Capital Group, Inc. transferring the results of its activities and becoming limited in its future activities in fiber optic telecommunications other than through Global Crossing Ltd., Global Crossing Ltd.’s Board approved and their shareholders subsequently ratified a transaction whereby Pacific Capital Group, Inc. received certain cash reimbursements and entered into a warrant agreement (“Pacific Capital Group, Inc. Warrants”) under which Pacific Capital Group, Inc. was granted warrants for Global Crossing Ltd.’s common stock in exchange for the rights to continue the development of Pacific Crossing-1 and the two other fiber optic cable systems. Global Crossing Ltd. subsequently contributed these development rights applicable to Pacific Crossing-1 to GCT Pacific Holdings Ltd. Such costs have not been reflected in the financial statements of Pacific Crossing Ltd. The value attributed to Pacific Crossing-1 was determined by allocating the value of the Pacific Capital Group, Inc. Warrants on a pro rata basis based on the estimated cost of each system.

PACIFIC CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Management Services

      Certain affiliated companies, which are indirect wholly-owned subsidiaries of Global Crossing Ltd., provide Pacific Crossing Ltd. with marketing, management and administrative services in respect of the development, implementation and operations of Pacific Crossing Ltd. For the year ended December 31, 1999 approximately $4.0 million of marketing, management and administrative services fees were recorded as an expense by Pacific Crossing Ltd. In addition, $2.5 million was charged by Global Crossing Ltd. and recorded by as expense by Pacific Crossing Ltd. related to legal and professional fees pertaining to legal and advocacy issues before governmental authorities. Had the company provided these management services on a stand alone basis, there could be no assurance that these fees would be the same.

  Maintenance Agreements

      The Company has entered into OA&M agreements with GCNC (a subsidiary of Global Crossing Ltd.) and Global Access Ltd. (an affiliate of Global Crossing Ltd.) whereby GCNC and Global Access Ltd. are obligated to provide operating, administration and maintenance functions for Pacific Crossing-1. The OA&M agreement with GCNC is for an initial term of eight years with two renewal periods of five years each at the Company’s option. The OA&M agreement with Global Access Ltd. is for an initial term of eight years with two renewal periods of eight and one-half years each at the Company’s option. The OA&M costs related to this agreement are expensed as incurred. No expense was incurred under the agreement with Global Access Ltd. in 1999 or 1998. Pacific Crossing Ltd. incurred and recorded expense of $8.0 million in connection with the GCNC agreement for the year ended December 31, 1999. No expense was incurred under this agreement in 1998.

  Loan Facility

      During 1999, the Company entered into a loan facility with Global Crossing Holdings Ltd. for approximately $9.0 million. The interest rate of the loan is LIBOR plus 2.0%. The principal plus the accrued interest is included in loan payable to affiliate in the consolidated balance sheet. The outstanding principal plus accrued interest is due one year after the Pacific Crossing-1 Credit Facility is paid in full.

  Other Transactions

      In 1998, an affiliate of CIBC, a major shareholder of Global Crossing Ltd., was a member of the Pacific Crossing-1 Credit Facility syndicate and was paid $5.8 million in fees during the period from May 4, 1998 (Date of Inception) to December 31, 1998 relating to the Pacific Crossing-1 Credit Facility. This amount is included in deferred finance costs in the accompanying consolidated balance sheet.

  9. Geographic Segmentation

	December 31, 1999		December 31, 1998

		Long-Lived		Long-Lived
	Revenue(1)	Assets(2)	Revenue	Assets(2)

	(In thousands)

United States	$61,100	$115,620	$—	$29,367

Japan	—	127,990	—	22,007

United Kingdom	—	—	—	—

International Waters	—	767,120	—	141,840

Consolidated	$61,100	$1,010,730	$—	$193,214

(1)	Revenue is classified according to the primary point of presence of the end customer.

(2)	Long-lived assets include capacity available for sale and construction in progress.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Global Access Limited:

      We have audited the accompanying balance sheets of Global Access Limited (a Japanese corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000, expressed in Japanese yen. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Access Limited as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN

Tokyo, Japan

January 31, 2001

GLOBAL ACCESS LIMITED

BALANCE SHEETS

As of December 31, 2000 and 1999

ASSETS

	Thousands of Japanese Yen

	2000	1999

Current assets:

Cash (Note 2)	¥6,670,521	¥5,148,021

Accounts receivable	7,157	160

Due from affiliates (Note 3)	1,023,174	4,116,000

Prepaid expenses	264,575	61,286

Refundable consumption taxes (Note 7)	362,585	103,515

Other current assets	18,050	18,836

Total current assets	8,346,062	9,447,818

Properties and equipment, net (Note 4)	13,807,779	3,854,110

Deferred charge for Indefeasible Right of Use (Note 8)	1,079,877	—

Security deposits and other assets	1,044,167	312,524

Total assets	¥24,277,885	¥13,614,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term loans payable (Note 5)	¥6,000,000	¥6,000,000

Accounts payable	1,409,622	59,422

Accrued expenses	102,043	38,264

Deferred revenue — current (Note 3)	1,040,710	261,333

Income tax payable (Note 6)	3,240	475

Other current liabilities (Note 9)	689,114	205,727

Total current liabilities	9,244,729	6,565,221

Deferred revenue — non-current (Note 3)	12,484,203	3,657,235

Deposits received for lease	293,943	—

Other liabilities — non-current (Notes 8 & 9)	680,948	—

Total liabilities	22,703,823	10,222,456
Stockholders’ equity
Common stock; par value ¥50,000
Authorized — 160,000 shares

Issued and outstanding — 100,000 shares	5,000,000	5,000,000

Accumulated deficit	(3,425,938)	(1,608,004)

Total stockholders’ equity	1,574,062	3,391,996

Total liabilities and stockholders’ equity	¥24,277,885	¥13,614,452

The accompanying notes are an integral part of these statements.

GLOBAL ACCESS LIMITED

STATEMENTS OF OPERATIONS

For the years ended December 31, 2000, 1999 and 1998

	Thousands of Japanese Yen

	2000	1999	1998

Revenue (Notes 3 & 8):

Lease of data communication capacity, primarily from related parties	¥711,171	¥1,432	¥—

Operations and maintenance fees, primarily from related parties	1,139,108	—	—

Other	627,605	—	—

Total revenue	2,477,884	1,432	—

Operating costs and expenses (Notes 8 & 9):

Cost of service	2,042,025	—	—

Depreciation and amortization	557,801	752	—

Payroll	380,747	339,705	38,369

Rent	211,944	143,732	35,021

Service fees	650,227	29,714	8,762

Start-up charges	—	543,268	109,165

Other	232,114	257,373	52,813

Total operating costs and expenses	4,074,858	1,314,544	244,130

Other income (expenses):

Interest income	2,699	1,639	328

Interest expense (Note 5)	(242,478)	(50,889)	—

Other, net (Note 11)	22,534	394	—

Total other income (expenses)	(217,245)	(48,856)	328

Loss before income taxes	(1,814,219)	(1,361,968)	(243,802)

Income taxes (Note 6)	3,715	1,200	205

Net loss	¥(1,817,934)	¥(1,363,168)	¥(244,007)

The accompanying notes are an integral part of these statements.

GLOBAL ACCESS LIMITED

STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2000, 1999 and 1998

		Thousands of Japanese Yen

	Number		Accumulated
	of shares	Common stock	Deficit	Total

January 1, 1998	1,000	¥50,000	¥(829)	¥49,171

Common stock issued	39,000	1,950,000	—	1,950,000

Net loss	—	—	(244,007)	(244,007)

December 31, 1998	40,000	2,000,000	(244,836)	1,755,164

Common stock issued	60,000	3,000,000	—	3,000,000

Net loss	—	—	(1,363,168)	(1,363,168)

December 31, 1999	100,000	5,000,000	(1,608,004)	3,391,996

Net loss	—	—	(1,817,934)	(1,817,934)

December 31, 2000	100,000	¥5,000,000	¥(3,425,938)	¥1,574,062

The accompanying notes are an integral part of these statements.

GLOBAL ACCESS LIMITED

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2000, 1999 and 1998

	Thousands of Japanese Yen

	2000	1999	1998

Cash flows from operating activities:

Net loss	¥(1,817,934)	¥(1,363,168)	¥(244,007)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	557,801	752	—

Decrease (increase) in accounts receivable and amounts due from affiliates	3,085,829	(4,116,097)	(63)

Increase in prepaid expenses	(203,289)	(55,955)	(5,331)

Increase in refundable consumption taxes	(259,070)	(93,338)	(10,158)

Increase in other assets	(133,403)	(18,836)	—

Increase in accounts payable	231,198	60,205	—

Increase in accrued expenses	63,779	38,264	—

Increase in income tax payable	2,765	330	145

Increase in deferred revenue	9,606,345	3,918,568	—

Increase in other liabilities	1,379,350	204,235	1,478

Net cash provided by (used in) operating activities	12,513,371	(1,425,040)	(257,936)

Cash flows from investing activities:

Purchase of property and equipment	(9,217,790)	(3,640,185)	(215,460)

Purchase of Indefeasible Right of Use	(1,101,915)	—	—

Security deposit and other assets	(647,134)	(230,248)	(82,276)

Net cash used in investing activities	(10,966,839)	(3,870,433)	(297,736)

Cash flows from financing activities:

Proceeds from short-term loans	—	6,000,000	—

Proceeds from common stock issued	—	3,000,000	1,950,000

Principal payments for capital lease obligation	(24,032)	—	—

Net cash (used in) provided by financing activities	(24,032)	9,000,000	1,950,000

Net increase in cash	1,522,500	3,704,527	1,394,328

Cash at the beginning of the year	5,148,021	1,443,494	49,166

Cash at the end of the year	¥6,670,521	¥5,148,021	¥1,443,494

Supplemental disclosure:

Interest paid	¥212,904	¥47,166	¥—

Taxes paid	425	1,200	205

Equipment acquired through capital lease	113,841	—	—

The accompanying notes are an integral part of these statements.

GLOBAL ACCESS LIMITED

NOTES TO FINANCIAL STATEMENTS

December 31, 2000, 1999 and 1998

Note 1. Summary of Business

      Global Access Limited (the “Company”), a Japanese corporation, was established on November 4, 1997 to provide the global communications network service utilizing the network of terrestrial digital fiber optic cable systems (the “System”) and the purchased capacity of undersea net work. The Company is owned 51% by Vectant Inc., a wholly owned subsidiary of Marubeni Corporation, and 49% by Asia Global Crossing Limited (“AGC”). The Company has constructed the Systems between Pacific Crossing-1 cable landing stations and major third party communications hubs in Japan. Pacific Crossing-1 is an undersea fiber optic cable system connecting California, Washington and two landing sites in Japan and is owned and operated by a joint venture, Pacific Crossing Ltd., in which AGC owns a 64.5% interest. The Company’s system from Pacific Crossing-1 to Tokyo became ready for service in December 1999 and have been sold or leased to the customers of Pacific Crossing-1 and others.

      Successful future operations of the Company are subject to several risks, including its ability to ensure adequate revenue from the sale of capacity on the System by a successful, timely and cost-effective completion of the System. In addition, the Company has a concentration of credit risk as it derives all of its revenues from customers in the telecommunications industry. A significant capital expenditure is planned for the Company’s future operations, and the Company intends to fund its future liquidity requirements through its current and on-going operations and other available sources. In addition, the Company has a concentration of credit risk as it derives all of its revenues from customers in the telecommunications industry. The Company was licensed to operate the facility-based carrier services in Japan from the Ministry of Posts and Telecommunications in April 1998.

Note 2. Accounting Policies

  (a)  Basis of financial statements

      The Company maintains its books of accounts in conformity with financial accounting standards of Japan. The financial statements presented herein have been prepared in a manner and reflect certain adjustments which are necessary to conform them with accounting principles generally accepted in the United States of America. The major adjustments include those related to accounting for leases, and accruals for certain expenses.

  (b)  Indefeasible right to use (“IRU”) contracts

      The Company has entered into various IRU contracts with data communication carriers for sale and purchase of data communication capacity. Accounting for IRU is based on whether it is a service contract or a lease under Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting for Leases.” The Company has determined based on current industry practices and interpretations that its IRUs qualify as a lease. Further consideration has been given in determining whether its IRU is either an operating lease or a sale-type/ capital lease in accordance with established criteria.

      Revenue from capacity sales agreements (see Note 3 for further detail of capacity sales agreements), in which the Company grants IRU on units of communication network capacity, is accounted for as an operating lease. Consequently, the Company defers revenue related to both terrestrial and undersea IRUs and recognizes that revenue over the appropriate terms of the contracts. Accordingly, the Company treats cash received, for which revenue has not been recognized, as deferred revenue in the accompanying balance sheets.

      As the accounting for IRUs is evolving, there are a number of issues, some of which have already been referred to the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”), while others are likely to be referred to standard setting bodies. As such, different accounting might therefore be required for IRU contracts in the future.

GLOBAL ACCESS LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2000, 1999 and 1998

  (c)  Revenue recognition

      The Company recognizes revenue from data communication and the related operation and maintenance services, and lease of telehouse space as these services are provided to customers. See Note 3 for revenue recognized from IRU contracts.

  (d)  Capital leases

      All leased property meeting specified criteria under SFAS No. 13 are capitalized as either properties and equipment or intangible assets and are recorded based on the present value of the future minimum lease payments.

  (e)  Cash

      Cash is comprised of cash on hand and bank deposits, which approximate fair value.

  (f)  Long-lived assets

      The Company’s long-lived assets, primarily consisting of property and equipment and IRU, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. There was no impairment of long-lived assets for the years ended December 31, 2000 and 1999.

  (g)  Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reported period. Actual results could differ from those estimates.

Note 3. Capacity sales agreements

  Inland Capacity Sales Agreement (The “Agreement”)

      In December, 1999, the Company entered into the Agreement with an affiliate of AGC, to grant an IRU on units of capacity on the system between Pacific Crossing-1 cable landing stations and major third party communications hubs in Japan. The total selling price for capacity on the system was payable in 30 days from the activation date and was non-refundable once the applicable segment purchased became available. IRU granted entitled the affiliate of AGC to all rights and obligations of the capacity granted for a period of fifteen years from the date the system was put in service. Under the Agreement, the Company also agrees to perform all operation, administration and maintenance with respect to such granted capacity. In exchange for such services, the affiliate of AGC is obligated for the term of the IRU contract to pay for its allocable share of the costs of operation and maintenance of the system. Maintenance cost payments are due and payable quarterly.

      The Company recognizes the IRU revenues from the Agreement over the period the service is provided, with amounts received but not yet recognized as revenue being recorded as deferred revenue in the accompanying balance sheets. Construction costs and purchased costs of IRU relating to such revenues are classified as a depreciable assets and depreciated over the estimated life of the property.

GLOBAL ACCESS LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2000, 1999 and 1998

      In connection with the Agreement, the Company granted IRU to affiliates of AGC on the system between Tokyo Network Operation Center and Pacific Crossing-1 cable landing station in Ajigaura for total contracted selling price of ¥9,840,000 thousand and ¥3,920,000 thousand, as of during the years ended December 31, 2000 and 1999, respectively. Revenue recognized relating to these transactions during the years ended December 31, 2000 and 1999 was ¥705,638 thousand and ¥1,432 thousand, respectively. Due from the affiliate of AGC, including 5% consumption tax, as of December 31, 2000 and 1999 were ¥1,008,000 thousand and ¥4,116,000 thousand, respectively. Deferred revenue in relation to these sales as of December 31, 2000 and 1999 was ¥13,052,928 thousand and ¥3,918,568 thousand, respectively.

  Undersea Capacity Sales Agreement

      In September 2000, the Company entered into an agreement with external customers to grant certain portions of rights with respect to undersea capacity on IRU on the Global Crossing Network, which was purchased from the affiliate of AGC (the “Network” — see Note 8). The affiliates of AGC have separately undertaken to perform or cause to be performed all operations, administration and maintenance with respect to the Network.

      The Company recognizes revenue from such IRU over the terms of the contracts. Payments related to the IRU purchased have been deferred and charged over the terms of the contracts.

Note 4. Properties and Equipment

      Properties and equipment as of December 31, 2000 and 1999 are as follows:

	Thousands of Japanese Yen

	2000	1999

Properties and equipment, at cost:

Buildings	¥ 1,772,376	¥ 108,442

Fiber optical cable systems	7,806,612	1,249,133

Furniture and equipment	15,096	1,139

Land	1,091,485	1,037,070

Construction in progress	3,512,089	1,459,381

Assets under capital lease (Note 9)	113,841	—

Total properties and equipment, at cost	14,311,499	3,855,165

Accumulated depreciation:

Buildings	63,504	133

Fiber optical cable systems	399,701	733

Furniture and equipment	2,757	189

Assets under capital lease (Note 9)	37,758	—

Total accumulated depreciation	503,720	1,055

Net properties and equipment	¥13,807,779	¥3,854,110

      Construction in progress includes direct expenditures for the construction of the System, including the costs incurred under the advisory and consulting contracts.

GLOBAL ACCESS LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2000, 1999 and 1998

      Depreciation is computed on the straight-line basis over the estimated useful lives of assets as follows:

Buildings	38 years

Fiber optical cable systems	6 – 27 years

Furniture and equipment	5 years

Assets under capital lease	4 – 6 years

Note 5. Short-Term Loans Payable

      On September 9 and October 31, 1999, the Company entered into short-term loan agreements to borrow ¥2,940,000 thousand from the affiliate of Global Crossing and ¥3,060,000 thousand from Marubeni Corporation, respectively. These loans have been rolled over during 2000 and are due on August 31, 2001 with the interest rate based on the long-term prime rate in Japan plus 1.5%. The interest rate in effect at December 31, 2000 was 3.6%. On October 12, 2000, the loan from an affiliate of Global Crossing was assigned to AGC. Interest expenses for the years ended December 31, 2000 and 1999 were approximately ¥236,907 thousand and ¥50,889 thousand, respectively.

Note 6. Income Taxes

      Income taxes are provided based on income (loss) recognized for financial statement purposes and include the effects of temporary differences between such income (loss) and that recognized for tax purposes. Current income tax for the years ended December 31, 2000, 1999 and 1998, represented inhabitant tax. Statutory income tax rates were 42%, 42% and 47% for the years ended December 31, 2000, 1999 and 1998, respectively. The asset and liability approach is used to recognize deferred income taxes for the expected future tax consequence of temporary differences between the carrying amounts and the tax bases of assets and liabilities

      Significant components of the deferred income tax assets as of December 31, 2000 and 1999 are as follows:

	Thousands of Japanese Yen

	2000	1999

Start-up charges	¥ —	¥ 274,022

Net operating loss carry forward	1,408,853	395,275

Total deferred income tax asset	1,408,853	669,297

Less valuation allowance	(1,408,853)	(669,297)

	¥ —	¥ —

      Valuation allowance is fully provided for deferred income tax assets due to the uncertainty of future income estimates. The amount of the valuation allowance is reviewed periodically. The difference between the statutory tax rate and the Company’s effective tax rate is primarily due to the provision for valuation allowance.

      The Company has available net operating loss carry-forwards of approximately ¥3,354,412 thousand as of December 31, 2000 for tax purposes to offset future taxable income, which expire at various dates through 2006.

Note 7. Consumption Taxes

      The tax credit for the consumption taxes incurred (which are excluded in the cost of services) is available against consumption taxes attributable to revenue in the same tax period.

GLOBAL ACCESS LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2000, 1999 and 1998

Note 8. Other Related Party Transactions

      In 2000 the Company entered into the Japanese Cable Station Operation and Maintenance agreement with Pacific Crossing Ltd. to provide the operation and maintenance services for the cable stations at the Japanese landing sites of Pacific Crossing-1 where Pacific Crossing-1 interconnects to a terrestrial cable system. The initial term of this agreement is eight years unless terminated earlier. Fees are due and payable quarterly. Operations and maintenance service revenue recognized during the year ended December 31, 2000 was ¥600,000 thousand.

      Operation and maintenance fee revenue from an affiliated of AGC revenues recognized in connection with the Agreement (Note 3) was ¥532,907 thousand during the year ended December 31, 2000.

      The Company has recorded operating lease revenue for telehouse space of ¥182,469 thousand from the affiliates of Vectant Inc. and of AGC for the year ended December 31, 2000, which is included in other revenue in the accompanying statements of operations. Security deposits for such lease as at December 31, 2000 are ¥249,648 thousand, which are recorded as Deposits received for lease in the accompanying balance sheet.

      Effective June 29, 2000, the Company entered into a capacity purchase agreement with an affiliate of AGC to purchase IRU on capacity on the Global Crossing Network between the system interfaces at the applicable points of presence. The IRU granted entitled the Company to all rights and obligations of the capacity for a period of twenty-five years from the date the System was put in service. On June 30, 2000, the Company paid total purchase price of ¥1,101,915 thousand for the IRU purchased which are recorded as deferred charge on the accompanying balance sheet. The Company has leased a portion of these IRU on the Global Crossing Network capacity to its customers (See Note 3).

      The Company paid service fees for the conceptual consultation and research services, which is are included in cost of service or service fees, of ¥300,000 thousand and ¥72,241 thousand to Marubeni Corporation during the years ended December 31, 2000 and 1999, respectively. The Company also paid service fees for various network related services of ¥556,297 thousand to Marubeni Corporation and its affiliates and of ¥15,692 thousand to the affiliates of Vectant Inc. during the year ended December 31, 2000. There were no such service fees paid during the year ended December 31,1998.

      The Company has contracted with affiliates of Marubeni Corporation for construction of properties and equipment used in operations. Such expenditures amounted to ¥837,437 thousand, ¥94,494 thousand and ¥0 for the years ended December 31, 2000, 1999 and 1998, respectively, and are recorded as construction in progress or included in properties and equipment when completed in the accompanying balance sheets.

Note 9. Commitments

      The Company leases properties and equipment from the affiliates of Marubeni Corporation. The leases are on a long-term net rent basis whereby the Company pays taxes, maintenance, insurance, and certain other operating expenses applicable to the leased assets.

      The assets and related obligations for capital leases were initially recorded at amounts equal to the present value of future minimum lease payments using incremental borrowing rates at the inception of the leases. The assets are amortized over the life of the lease by the straight-line method. Interest expense is accrued on the basis of the outstanding obligations under capital leases.

GLOBAL ACCESS LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2000, 1999 and 1998

      At December 31, 2000, minimum lease payments under capital leases and non-cancelable operating leases, were as follows:

	Thousand of Japanese Yen

		Operating
	Capital Leases	Leases

2001	¥25,575	¥267,065

2002	25,089	18,015

2003	20,330	12,861

2004	11,241	3,795

2005	4,233	3,450

Thereafter	380	15,525

Total Minimum lease payments	86,848	¥320,711

Less: Amount representing interest	7,920

Present value of obligation — capital lease	78,928

Less: Current portion of capital lease	22,190

Long term obligation — capital lease	¥56,738

      Rent expense and usage charge for facilities included in operating costs and expenses for the years ended December 31, 2000, 1999 and 1998 were ¥1,451,678 thousand, ¥193,376 thousand and ¥35,021 thousand, respectively.

Note 10. Fair value of financial instruments

      For financial instruments other than capital lease obligations, the carrying amount approximates fair value because of the short maturity of these instruments. The fair values of capital lease obligations were estimated based on the incremental interest rates available for the Company for a similar financing as of the balance sheet date. Based on this analysis, the carrying amounts of capital lease obligations approximated their fair values as of December 31, 2000.

Note 11. Forward currency exchange contract

      On June 30, 2000, the Company entered into a forward currency exchange contract to sell U.S. dollar of $10,470,000 in the period from July 3, 2000 through August 31, 2000, in order to hedge future expected sales of IRU capacity on the Global Crossing Network. The Company terminated the entire forward currency exchange contract on August 31, 2000 with a settlement loss of ¥27,926 thousand, which is included in other expense in the accompanying statement of operations for the year ended December 31, 2000. There were no outstanding foreign currency financial instrument contracts as of December 31, 2000, nor were there any foreign currency financial instrument transactions during the years ended December 31, 1999 and 1998.