Form 10-Q
period 2001-03-31
ASIA GLOBAL CROSSING LTD
filed 2001-05-15
CIK 1113836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

      The number of shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding as of May 10, 2001, was 68,500,000 and Class B common stock, par value $0.01 per share, was 486,625,125.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	March 31,	December 31,
	2001	2000

	(Unaudited)
ASSETS:

Current assets:

Cash and cash equivalents	$644,608	$705,161

Restricted cash and cash equivalents	138,914	145,862

Accounts receivable, net	3,051	12,066

Receivable from affiliates	137,518	108,720

Other assets and prepaid costs	13,058	10,921

Total current assets	937,149	982,730

Property and equipment, net	2,188,435	1,914,018

Deferred finance fees, net	34,931	37,090

Other assets	34,940	38,023

Loans receivable from affiliate	39,725	40,049

Investments in affiliates	607,329	620,628

Total assets	$3,842,509	$3,632,538

LIABILITIES:

Current liabilities:

Accrued construction costs	$204,373	$168,286

Accounts payable and accrued liabilities	45,507	26,450

Current portion of long-term debt	41,630	41,630

Deferred revenue	11,211	6,602

Income taxes payable	10,598	8,161

Total current liabilities	313,319	251,129

Long-term debt	1,117,841	1,159,704

Deferred revenue	543,265	282,443

Other long-term liabilities	2,674	2,825

Loans payable to affiliate	9,882	9,993

Total liabilities	1,986,981	1,706,094

MINORITY INTEREST	157,218	162,720

SHAREHOLDERS’ EQUITY:

Preferred stock, par value $0.01 per share, 120,000,000 shares authorized; no shares issued and outstanding	—	—

Class A common stock, par value $0.01 per share, 1,200,000,000 shares authorized; 68,500,000 shares issued and outstanding	685	685

Class B common stock, par value $0.01 per share, 1,200,000,000 shares authorized; 486,625,125 shares issued and outstanding	4,866	4,866

Additional paid-in capital	1,888,662	1,888,662

Accumulated deficit	(191,381)	(130,636)

Accumulated other comprehensive income (loss)	(4,522)	147

Total shareholders’ equity	1,698,310	1,763,724

Total liabilities and shareholders’ equity	$3,842,509	$3,632,538

      See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2001	2000

Revenues	$9,512	$75,804

Operating expenses:

Cost of access and maintenance	15,324	12,484

Other operating expenses	24,965	6,200

Depreciation and amortization	20,259	34,847

	60,548	53,531

Operating income (loss)	(51,036)	22,273

Other income (expense):

Minority interest	15,179	(10,661)

Equity in loss of affiliates	(15,299)	(14,015)

Interest income	11,589	3,999

Interest expense	(16,331)	(1,016)

Other expense, net	(2,347)	(259)

Income (loss) before provision for income taxes	(58,245)	321

Provision for income taxes	(2,500)	—

Net income (loss)	$(60,745)	$321

Net income (loss) per common share:

Basic and diluted net income (loss) per common share	$(0.11)	$0.00

Shares used in computing basic and diluted net income (loss) per common share	555,125,125	486,625,125

      See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(60,745)	$321

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	20,259	34,847

Amortization of deferred finance fees	1,989	—

Provision for doubtful accounts	39	763

Equity in loss of affiliates	15,299	14,015

Minority interest	(15,179)	10,912

Changes in operating assets and liabilities:

Accounts receivable	8,976	(18,351)

Receivable from affiliates	(27,189)	69,054

Other assets	(1,471)	(17,303)

Deferred revenue	265,544	43,160

Accounts payable and accrued liabilities	4,212	(2,280)

Income taxes payable	2,437	—

Payable to affiliates	(111)	(96,202)

Net cash provided by operating activities	214,060	38,936

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash acquired from consolidating Pacific Crossing Ltd.	—	606

Change in restricted cash and cash equivalents	6,948	19,753

Purchase of property and equipment	(247,347)	(176,992)

Acquisition of minority share in affiliate	—	(20,585)

Cash paid for investments	(2,000)	—

Net cash used in investing activities	(242,399)	(177,218)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from capital contribution	9,677	280,032

Net repayments under Pacific Crossing -1 credit facility	(41,963)	—

Minority interest investment in affiliates	—	54,583

Net cash provided by (used in) financing activities	(32,286)	334,615

Exchange Rate Effect on Cash and Cash Equivalents	72	1,397

Net Increase (Decrease) in Cash and Cash Equivalents	(60,553)	197,730

Cash and Cash Equivalents, beginning of period	705,161	9,784

Cash and Cash Equivalents, end of period	$644,608	$207,514

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING

AND FINANCING ACTIVITIES:

Increase (decrease) in accrued construction costs	$37,027	$(48,582)

Amortization of deferred finance costs	270	1,137

Increase in accrued capitalized interest	13,642	—

Costs incurred for property and equipment	(298,286)	(129,547)

Cash paid for property and equipment	$(247,347)	$(176,992)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest and income taxes
Interest paid and capitalized	$15,309	$19,152

Interest paid (net of capitalized interest)	$14,120	$891

Cash paid for taxes	$65	$—

Details of consolidating Pacific Crossing Ltd.

Assets consolidated	$—	$1,124,138

Liabilities consolidated	—	(945,903)

	$—	$178,235

      See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended

	March 31, 2001	March 31, 2000

Net income (loss)	$(60,745)	$321

Change in fair value of derivative instruments	(1,710)	—

Foreign currency translation adjustment	(2,959)	1,397

Comprehensive income (loss)	$(65,414)	$1,718

      See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)

(1) Organization and Background

Nature of Business

      Asia Global Crossing Ltd., a Bermuda company (together with its consolidated subsidiaries, the “Company” or “Asia Global Crossing”) is a leading pan-Asian telecommunications carrier providing telecommunications services, including Internet, data, voice and web-hosting services to wholesale and business customers. Asia Global Crossing owns 64.5% of Pacific Crossing-1, a 21,000 kilometer undersea cable that connects Japan and the United States. The Company is constructing East Asia Crossing, a 19,500 kilometer undersea fiber optic cable that connects Japan to Hong Kong. The Company expects to extend East Asia Crossing to Taiwan in the second quarter of 2001, to Korea in the third quarter of 2001, to Singapore in the fourth quarter of 2001, and at a later time, to Malaysia and the Philippines, and if when regulations permit, China. Both of these systems will be seamlessly connected to the Global Crossing network, which, including Pacific Crossing-1 and East Asia Crossing, when completed will consist of 162,544 announced route kilometers which will serve four continents, 27 countries and more than 200 major cities.

Initial Public Offering

      In the fourth quarter of 2000, the Company completed its initial public offering (“IPO”) in which it sold 68.5 million shares of its Class A common stock at a price of $7.00 per share. The net proceeds of the IPO, after deducting underwriting discounts, commissions and costs were approximately $455.1 million. Upon completion of the IPO, Global Crossing Ltd. (“Global Crossing”), Softbank Corp. (“Softbank”) and Microsoft Corporation (“Microsoft”) owned 56.9%, 15.4% and 15.4%, respectively, of the Company.

      Concurrent with the Company’s IPO, Global Crossing, Microsoft and Softbank contributed to the Company their aggregate interest of 50% in Hutchison Global Crossing Holdings Limited and subsidiaries (“HGC”). HGC provides fixed network services, including international services, local fixed network services, and multimedia services in Hong Kong. At the same time, Global Crossing contributed its 49% interest in Global Access Limited (“GAL”) to the Company. GAL constructs and operates a terrestrial digital fiber optic cable system connecting Tokyo, Osaka and Nagoya with Pacific Crossing-1, providing communication network services.

Joint Ventures

      Singapore. On May 20, 2000, the Company entered into a non-binding memorandum of understanding with Singapore Technologies Telemedia, or STT, with respect to the formation of a joint venture in Singapore. On January 12, 2001, the Company entered into such joint venture agreement. On March 22, 2001, the Company entered into an amended and restated joint venture agreement to add STT’s subsidiary, StarHub Pte Ltd. or StarHub, as a named party to the existing joint venture agreement. The joint venture, to be known as StarHub Crossing Pte Ltd, will be a 50:50 joint venture between StarHub and the Company and will build and operate a backhaul network and telehouse in Singapore, providing the Company with the necessary components to extend East Asia Crossing into Singapore. In October 2000, the Company received from InfoComm Development Authority of Singapore a facilities-based operator license. The license entitles the Company to build and operate its cable station and the joint venture to build and operate a backhaul system and telehouse. STT, StarHub and their affiliates have committed to purchase $70 million in capacity from the Company’s network.

      Korea. On January 30, 2001, the Company entered into an agreement to form a joint venture with DACOM Corporation, a leading Korean telecommunications company, to build and operate a cable station for East Asia Crossing, a backhaul network and a telehouse in Korea. On March 27, 2001, the joint venture agreement was amended. The joint venture will be owned 49% by the Company, 48.9% by DACOM and 2.1% by OPICOM.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(2) Basis of Presentation

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary to fairly present the results of operations, financial position and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

      Concurrent with the IPO in October 2000, HGC and GAL were contributed to the Company. These contributions were accounted for by the Company similar to the pooling-of-interests method of accounting because HGC, GAL and the Company are entities under common control of Global Crossing. Prior to these contributions, Global Crossing accounted for its investments in HGC and GAL under the equity method of accounting. In preparing these condensed consolidated financial statements, GAL and HGC’s statements of operations for the three months ended March 31, 2000 have been retroactively combined with the Company’s consolidated statement of operations for the three months ended March 31, 2000 under the equity method of accounting.

(3) Significant Accounting Policies

Revenue Recognition

      Services. Revenues derived from telecommunication and maintenance services, including sales of capacity under operating-type leases, are recognized as services are provided. Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying condensed consolidated balance sheets.

      Operating Leases. The Company offers customers flexible bandwidth products to multiple destinations and many of the contracts for subsea circuits entered into are part of a service offering. Consequently, the Company defers revenue related to those circuits and amortizes the revenue over the appropriate term of the contract. Accordingly, the Company treats cash received prior to the completion of the earnings process as deferred revenue.

      Sales-Type Leases. Revenues from Capacity Purchase Agreements (“CPAs”) that meet the criteria of sales-type lease accounting are recognized in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when (i) the purchaser obtains the right to use the capacity, which can only be suspended if the purchaser fails to pay the full purchase price or fulfill its contractual obligations, (ii) the purchaser is obligated to pay Operations, Administration and Maintenance (“OA&M”) costs and (iii) the segment of a system related to the capacity purchased is available for service. Certain customers who have entered into CPAs for capacity have paid deposits toward the purchase price which have been included as deferred revenue in the accompanying condensed consolidated balance sheets. The Company follows the criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” for transactions which qualify for sales-type lease accounting.

      There was no sales-type lease revenue recognized in the three months ended March 31, 2001. For the three months ended March 31, 2000, the Company recognized $75.0 million sales-type lease revenue.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating Expenses

      Operating Leases. Costs of the network relating to capacity contracts accounted for as operating leases are treated as fixed assets and, accordingly, are depreciated over the estimated useful life of the capacity.

      Sales-Type Leases — Non-Cash Cost of Capacity Sold. At the date each segment of a system becomes operational, the related amounts included in construction in progress are reclassified, and depreciation commences. For contracts that meet the criteria for sales-type lease accounting, the Company’s policy provides for recording non-cash cost of capacity sold through depreciation and amortization in the period in which the related revenue was recognized. The amount charged to non-cash cost of capacity sold relating to subsea capacity is calculated by determining the estimated net book value of the specific subsea capacity at the time of the sale. The estimated book value includes expected costs of capacity the Company has the intent and ability to add through upgrades of that system, provided the need for such upgrades is supported by a third-party consultant’s revenue forecast.

      There was no non-cash cost of capacity sold for the three months ended March 31, 2001. For the three months ended March 31, 2000, the non-cash cost of capacity sold was $30.8 million included in depreciation and amortization expense in the accompanying condensed consolidated statement of operations.

Derivative Instruments

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities". SFAS 133 establishes standards of accounting and reporting for derivatives instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge treatment, as well as the ineffective portion of any hedges, are to be reported in earnings. The cumulative effect of adopting these new standards did not have a material effect of the Company's results of operations or its financial position for the period presented in the financial statements included herein.

      The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rates and foreign currency, which exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of these exposures.

      The Company designates derivatives as either fair value hedges or cash flow hedges. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income or loss ("OCI" or "OCL") and are recognized in the income statement when the hedged transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. At March 31, 2001, the Company had cash flow hedges related to interest rate swaps with an aggregate fair value of $1.7 million recorded in OCL.

Reclassifications

      Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current year presentation.

(4) Property and Equipment

      Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2001	2000

	(Unaudited)
Terrestrial capacity	$76,272	$69,390

Subsea transmission equipment	1,587,008	1,384,240

Leasehold improvements	6,955	7,308

Furniture, fixtures and equipment	13,896	13,712

Total property and equipment	1,684,131	1,474,650

Less: accumulated depreciation	(146,073)	(126,815)

	1,538,058	1,347,835

Construction in progress	650,377	566,183

Property and equipment, net	$2,188,435	$1,914,018

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Investments in Affiliates

      The Company’s investments in affiliates consist of the following (in thousands):

	March 31,	December 31,
	2001	2000

Investment in GAL	$13,071	$14,454

Investment in HGC	592,258	606,174

Other	2,000	—

Investments in affiliates	$607,329	$620,628

      The summarized combined statements of operations data of GAL are as follows (the average exchange rates of approximately JPY¥115=$1.00 and JPY¥107=$1.00 have been used to translate GAL’s financial information in Japanese yen into U.S. dollars for the three months ended March 31, 2001 and 2000, respectively) (in thousands):

	March 31,	March 31,
	2001	2000

Revenues	$7,829	$3,027

Operating loss	(2,620)	(5,214)

Net loss	$(2,822)	$(5,429)

      The summarized combined statements of operations data of HGC are as follows (the average exchange rate of approximately HK$7.80=$1.00 has been used to translate HGC’s financial information in Hong Kong dollars into U.S. dollars) (in thousands):

	March 31,	March 31,
	2001	2000

Revenues	$32,713	$29,013

Operating loss	(12,672)	(8,705)

Net loss	$(13,483)	$(8,366)

(6) Net Income (Loss) Per Share

      Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income (loss) per share are computed similar to basic net income (loss) per share while giving effect to all potentially diluted common shares that were outstanding during the period. Dilutive options did not have an effect on the computation of diluted net income (loss) per share for the three months ended March 31, 2001 since they were anti-dilutive.

(7) Related Party Transactions

      During the normal course of business, the Company has entered into various transactions with certain related parties. The following information should be read in conjunction with the footnote 10 - Related Party Transactions in the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      Revenues generated from sales to third-party customers through Global Crossing for the three months ended March 31, 2001 and 2000 were approximately $3.3 million and $45.8 million, respectively.

      For the three months ended March 31, 2001 and 2000, the Company purchased network capacity of approximately $8.4 million and $14.7 million, respectively, from its non-consolidated joint ventures. During the three months ended March 31, 2000, the Company also purchased network capacity of approximately $6.4 million from Global Crossing. Such purchase during the same period of 2001 was not material.

      For the three months ended March 31, 2001 and 2000, the corporate shared service charges from Global Crossing were $3.5 million and $1.3 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

General

      We were formed in November 1999 and have a limited operating history. In the fourth quarter of 2000, we completed our initial public offering (“IPO”) in which we sold 68.5 million shares of our Class A common stock at a price of $7.00 per share. Upon completion of the IPO, Global Crossing, Ltd. (“Global Crossing”), Softbank Corp. (“Softbank”) and Microsoft Corporation (“Microsoft”) owned 56.9%, 15.4% and 15.4%, respectively, of us.

      Concurrent with our IPO, Global Crossing, Microsoft and Softbank contributed their aggregate interest of 50% in Hutchison Global Crossing Holdings Limited and subsidiaries (“HGC”) to us. At the same time, Global Crossing contributed its 49% interest in Global Access Limited (“GAL”) to us. These contributions were accounted for by us similar to the pooling-of-interests method of accounting. In preparing these condensed consolidated financial statements, GAL and HGC’s statements of operations for the three months ended March 31, 2000 have been retroactively combined with our consolidated statement of operations for the three months ended March 31, 2000 under the equity method of accounting.

      In December 1999, the first segment of Pacific Crossing-1 commenced service, and the full ring was completed in December 2000. In January 2001, the first segment of East Asia Crossing connecting Hong Kong and Japan commenced service.

      We expect that wholesale bandwidth pricing in the trans-Pacific market is likely to continue to decline in future years as a result of the increasing supply of trans-Pacific bandwidth capacity. We expect similar price decline in other markets in which we will operate. Although prices are expected to continue to decline, we anticipate that the impact to our revenue will be offset by the increasing demand for bandwidth capacity. Our revenue through the end of year 2000 was primarily derived from the sale of wholesale bandwidth capacity on Pacific Crossing-1. In fiscal year 2001, we expect a significant portion of our revenue growth to be derived from the sale of wholesale bandwidth capacity on East Asia Crossing and other services, including Internet, data and voice services, to wholesale and business customers.

Results of Operations

      We monitor our financial performance using certain metrics which reflect our performance and liquidity on a consolidated basis, and on a proportionate ownership basis, reflecting our interests in consolidated and non-consolidated joint ventures.

      Cash Revenue refers to revenue plus the cash portion of the change in deferred revenue. We present Cash Revenue because it is a financial indicator used by investors and analysts to compare companies on the basis of cash receipts from sales of capacity and services. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (“GAAP”).

      Adjusted EBITDA is defined as operating income (loss) plus goodwill and intangible amortization, depreciation and amortization, which includes non-cash cost of capacity sold, stock-related expenses and the cash portion of the change in deferred revenue. This definition is consistent with financial covenants contained in our major financing agreements. We present Adjusted EBITDA because it is a financial indicator used by investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that Adjusted EBITDA is an additional, meaningful measure of performance and liquidity. We use Adjusted EBITDA to monitor our compliance with our financial covenants. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

      Proportionate Cash Revenue represents the sum of our ownership percentage of the Cash Revenue allocated to us and our non-consolidated joint ventures plus incremental Cash Revenue contributions from these joint ventures.

      Proportionate Adjusted EBITDA refers to Proportionate Cash Revenue less proportionate cash operating expenses, which represents our ownership percentage of the cash operating expenses of Asia Global Crossing and our non-consolidated joint ventures. Cash operating expense is defined as operating expenses plus goodwill and intangible amortization, depreciation and amortization, which includes non-cash cost of capacity sold, and stock-related expenses.

      We believe these proportionate metrics reflect the economic results of the business given that we conduct our business through a number of entities, many of which are not consolidated. In calculating Proportionate Cash Revenue, management makes certain estimates and assumptions since, among other things, Cash Revenue may be associated with capacity selections that the customer may make at a later time. Actual amounts and results could differ from those estimates. If the customer has the option to select systems outside of those controlled by us and our joint ventures, the associated Cash Revenue is not included in determining Proportionate Cash Revenue until such selection is made.

      The following table represents the selected unaudited consolidated financial data for the three months ended March 31, 2001 and 2000, respectively (in thousands):

	Quarter Ended

	March 31, 2001	March 31, 2000

Revenues	$9,512	$75,804

Proportionate Cash Revenue	205,520	96,198

Proportionate Adjusted EBITDA	147,580	61,914

Revenues:

Sales-type leases	$—	$74,959

Services (1)	8,531	818

Amortization of prior period IRU’s	981	27

Total Revenues	$9,512	$75,804

Adjusted EBITDA:

Operating income (loss)	$(51,036)	$22,273

Depreciation and amortization	20,259	34,847

Cash portion of the change in deferred revenue	270,048	20,180

Adjusted EBITDA	$239,271	$77,300

Proportionate Cash Revenue and Proportionate Adjusted EBITDA

Cash Revenue	$279,560	$95,984

Less: Cash Revenue proportionately owned by other companies (2)	(91,390)	(14,292)

Add: Incremental contributions from non-consolidated joint ventures (3)	17,350	14,506

Proportionate Cash Revenue	$205,520	$96,198

Less: Proportionate cash operating expense (4)	(57,940)	(34,284)

Proportionate Adjusted EBITDA	$147,580	$61,914

(1)	Service revenue includes revenue from telecommunications services and maintenance services.

(2)	This amount represents other companies’ ownership percentage in our Cash Revenue. The calculation of this amount requires management to make certain estimates and assumptions since, amongst other things, Cash Revenue may be associated with capacity selections that the customer may make at a later time. Actual amounts and results could differ from those estimates.

(3)	This amount represents our ownership percentage in Cash Revenue generated by business between our non-consolidated joint ventures and third parties.

(4)	This amount represents our ownership percentage in cash operating expenses of Asia Global Crossing and our affiliates.

      Three months ended March 31, 2001 compared to the three months ended March 31, 2000

      Revenues. Revenues for the first quarter of 2001 were $9.5 million, compared to $75.8 million in the first quarter of 2000 which included $75.0 million sales-type lease revenue. Sales-type leases recognize revenue up-front rather than amortizing it over the life of the contract. We have since de-emphasized such type of transactions with our customers. Excluding the impact of $75.0 million sales-type lease revenue, revenues for the first quarter of 2001 increased $8.7 million, primarily due to additional service revenue generated by our Internet and data service business.

      Proportionate Cash Revenue. Proportionate Cash Revenue for the first quarter of 2001 increased to $205.5 million from $96.2 million in the first quarter of 2000, an increase of $109.3 million or 114%. The growth was primarily attributable to an increase of $84.0 million in capacity sales on Pacific Crossing-1 and East Asia Crossing systems. During the quarter, Global Crossing, our major shareholder, entered into several agreements with various carriers for the purchase of capacity and co-location space. Our Proportionate Cash Revenue included $148 million for payments received from certain of these carriers.

      Cost of access and maintenance. Cost of access and maintenance mainly includes operating, administration and maintenance (“OA&M”) costs incurred in connection with maintaining our systems and cable landing stations. For the three months ended March 31, 2001, cost of access and maintenance increased to $15.3 million from $12.5 million in the same period of 2000, an increase of $2.8 million, or 22%, due to the additional OA&M expenses incurred for East Asia Crossing, which became operational in the first quarter of 2001. In the first quarter of 2000, only the first segment of Pacific Crossing-1 was operational.

      Other operating expenses. Other operating expenses consist principally of salaries and employee benefits, marketing and promotional costs, occupancy costs, travel costs, professional fees, and corporate shared service charges from Global Crossing. Other operating expenses for the first quarter of 2001 was $25.0 million, compared to $6.2 million in the first quarter of 2000, an increase of $18.8 million, primarily a result of increased headcounts and growing operating activities.

      Depreciation and amortization. Depreciation and amortization expense for the first quarter of 2001 decreased to $20.3 million from $34.8 million in the comparable prior year period, a decrease of $14.5 million. Depreciation and amortization expense includes non-cash cost of capacity sold resulting from capacity sales that meet the qualifications of sales-type lease accounting. For the quarter ended March 31, 2001, there was no non-cash cost of capacity sold because we have de-emphasized sales-type leases with customers. For the first quarter of 2000, the non-cash cost of capacity sold included in depreciation and amortization expense was approximately $30.8 million. Excluding the impact of non-cash cost of capacity sold, depreciation and amortization expense for the first quarter of 2001 increased $16.3 million, due primarily to additional depreciation expense incurred for Pacific Crossing-1, of which the full ring became fully operational at the end of 2000, but only the first segment was operational in the first quarter of 2000.

      Minority interest. Minority interest represents the minority partner’s interest in the income or loss of our consolidated joint ventures, primarily Pacific Crossing Ltd. For the first quarter of 2001, minority interest was $15.2 million, compared to $(10.7) million in the comparable prior year period. Pacific Crossing Ltd. incurred a net loss of $40.5 million in the three months ended March 31, 2001 compared to a net income of $29.8 million in the same period of 2000, primarily a result of the decrease in sales-type lease revenue. In addition, depreciation expense and interest expense increased $15.0 million and $14.7 million, respectively, due to the completion of Pacific Crossing-1 at the end of 2000. Interest costs are not capitalized and depreciation commences upon completion of system construction.

      Equity in loss of affiliates. Equity in loss of affiliates for the three months ended March 31, 2001 increased to $15.3 million from $14.0 million in the comparable prior year period, an increase of $1.3 million, or 9%, due to an increase of $2.6 million in equity in loss of HGC, partially offset by a decrease of $1.3 million in equity in loss of GAL.

      Interest income. Interest income increased to $11.6 million in the first quarter of 2001 from $4.0 million for the first quarter of 2000, an increase of $7.6 million. The significant increase was primarily due to investment returns on cash received from our initial public offering and senior notes offering in October 2000.

      Interest expense. For the first quarter of 2001, interest expense increased to $16.3 million from $1.0 million in the comparable prior year period, an increase of $15.3 million, due primarily to interest incurred under the Pacific Crossing-1 credit facility was not capitalized in the first quarter of 2001.

      Provision for income taxes. Bermuda does not impose a statutory income tax and consequently the provision for income taxes of $2.5 million recorded in the first quarter of 2001 related to income earned by certain subsidiaries which are located in jurisdictions which impose income taxes.

      Net income (loss). Net income (loss) decreased $61.1 million to a net loss of $60.7 million in the first quarter of 2001, compared to a net income of $0.3 million in 2000.

      Proportionate Adjusted EBITDA. For the three months ended March 31, 2001, the Proportionate Adjusted EBITDA increased to $147.6 million from $61.9 million in the same period of 2000, an increase of $85.7 million, or 138%, due primarily to a $109.3 million increase in Proportionate Cash Revenue, partially offset by a $23.6 million increase in proportionate operating expenses due to growing operating activities.

Liquidity and Capital Resources

      We estimate the cost of Pacific Crossing-1 to be approximately $1.3 billion. We have fully financed Pacific Crossing-1 through shareholder equity investments, shareholder loans, and the $850.0 million Pacific Crossing-1 credit facility, under which $759.5 million was outstanding at March 31, 2001.

      We estimate the cost of East Asia Crossing connecting Japan, Hong Kong, Taiwan, Korea, Malaysia, the Philippines and Singapore to be approximately $1.3 billion over the next two years.

      On October 12, 2000, we completed our initial public offering in which we sold 68 million shares of our Class A common stock at a price of $7.00 per share. The net proceeds of the initial public offering after deducting underwriting discounts, commissions and costs were approximately $451.8 million. On November 8, 2000, an additional 500,000 shares at $7.00 per share that were sold in connection with the exercise of the underwriters’ over-allotment option. The additional net proceeds were approximately $3.3 million, after deducting the underwriters’ discounts, commissions and costs. Concurrent with the initial public offering, we issued the senior notes for net proceeds of approximately $389 million. The senior notes have a face value of $408 million, mature on October 15, 2010 and bear an interest rate of 13.375%. Interest on the senior notes is payable on April 15 and October 15 of each year, beginning April 15, 2001. We have used and are using the proceeds of our initial public offering and senior note offering for the construction of our network, the expansion of our business and general corporate purposes.

      Concurrently with the closing of the initial public offering, we entered into a subordinated standby credit facility with Global Crossing. Under the credit facility, Global Crossing has agreed to lend us up to $400 million on a subordinated basis. Global Crossing has committed to keep half of this facility available for borrowings until December 31, 2002, and has committed to keep the remainder of this facility available for borrowings until we achieve certain performance targets. We are permitted to use the proceeds of the credit facility to pay a portion of the costs of building out our network, operating expenses, interest on the credit facility and other indebtedness and for general corporate purposes. Borrowings under the credit facility will bear interest at a rate of 14.875%. The credit facility will mature six months after the maturity date of the Senior Notes, and no principal will be payable until maturity. As of March 31, 2001, there was no outstanding balance under these loan facilities.

      We have extended limited amounts of financing to customers in connection with certain capacity sales. Our customer financing terms may provide for installment payments of up to four years. We believe that the extension of financing to our customers will not have a material effect on our liquidity.

      During the first quarter of 2001, Pacific Crossing Ltd. has borrowed approximately $34.2 million from us. The interest rate of the loans is LIBOR plus 2.5%. The outstanding principals plus accrued interests are due one year after the Pacific Crossing-1 credit facility is paid in full.

      Pacific Crossing Ltd. entered into an OA&M agreement with Global Crossing Network Center, Ltd. The agreement is for an initial term of eight years with two renewal periods of five years each at Pacific Crossing Ltd.’s option. The amounts payable under the agreement are $43 million, $43 million and $42.2 million for year 2000, 2001 and 2002, respectively. These fees will increase by 3.0% each year starting in the year ended December 31, 2003, through the end of the agreement in 2007.

      Under another OA&M agreement, Pacific Crossing Ltd. is committed to paying GAL JPY600 million (approximately $4.9 million based on the exchange rate at March 31, 2001) each year through 2002, increasing by 3.0% thereafter through 2007.

      We have agreed to form a joint venture company, to be owned 33% by us and 67% by Exodus, to offer a full range of Internet operations outsourcing services to customers in Asia, including web-hosting services, managed service offerings, professional services and content distribution. Pursuant to the joint venture agreement we will contribute $33 million in cash and all of our data center and related assets to the joint venture. In addition, the board of directors of the joint venture may require us to make additional capital contributions of up to $167 million over the three-year period following formation of the joint venture.

      Net cash provided by operating activities was $214.1 million for the first quarter of 2001, compared to $38.9 million for the comparable period of 2000. The $175.1 million increase in cash flow from operation is mainly attributable to cash received from capacity sales, offset by cash used in operations.

      Net cash used in investing activities was $242.4 million in the first quarter of 2001, which was used for capital expenditures and investments.

      Net cash used in financing activities was $32.3 million in the first quarter of 2001, consisting primarily of net repayments of $42.0 million under Pacific Crossing-1 credit facilities, partially offset by a $9.7 million proceeds received from capital contribution by a joint venture partner.

      As of March 31, 2001, we had $644.6 million in cash and cash equivalents and $138.9 million in restricted cash and cash equivalents.

      We have a substantial amount of indebtedness. Based upon the current level of operations, our management believes that our cash flows from operations, together with the net proceeds from our initial public offering of common stock and senior notes, available borrowings under Pacific Crossing-1 credit facility, and if necessary, the standby credit facility with Global Crossing, will be adequate to meet our anticipated requirements for working capital, capital expenditures, discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. Also, there can be no assurance that our business and our continued ability to raise capital will be adequate to meet our anticipated requirements for working capital, capital expenditures, discretionary investments, interest payments and scheduled principal payments for the foreseeable future. If we are unable to meet current capital needs, we may be required to reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing.

Inflation

      We do not believe that our business is impacted by inflation to a significantly different extent than the general economy.

Information Regarding Forward-Looking Statements

      We have included “forward-looking statements” throughout this Quarterly Report filed on Form 10-Q. These forward-looking statements describe management’s intentions, beliefs, expectations or predictions for the future. We uses the words “believe,” “anticipate,” “expect,” “intend” and similar expressions to identify forward-

looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include:

•	the ability to complete systems within the currently estimated time frames and budgets;

•	the ability to compete effectively in a rapidly evolving and price competitive marketplace;

•	changes in business strategy;

•	changes in the nature of telecommunications regulation in the United States, Asia and other countries;

•	the successful integration of newly-acquired businesses; and

•	the impact of technological change.

      This list is only an example of some of the risks, uncertainties and assumptions that may affect our forward-looking statements. We undertake no obligation to update any forward-looking statements made by it.

      Reference is made to our Annual Report on Form 10-K for a more complete discussion of the risks, uncertainties and other factors that may affect our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.” Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions, and we do not engage in transactions for speculative purposes.

	Expected Year of Maturity							Fair Value
								March 31,
	2001	2002	2003	2004	2005	Thereafter	Total	2001

	(In thousands)
DEBT:

Pacific Crossing - 1 Credit Facility	$41,630	$88,260	$103,260	$115,760	$117,477	$293,104	$759,491	$759,491

Average interest rates — variable	(1)	(1)	(1)	(1)	(1)	(1)

Senior Notes due 2010	—	—	—	—	—	$408,000	$408,000	$403,165

Average interest rates — fixed						13.38%

DERIVATIVE INSTRUMENTS:

Interest rate swap floating for fixed
Contract notional amount	—	—	—	$500,000	—	—	$500,000	$(1,710)

Fixed rate paid by counterparty				(2)

Floating rate paid by the Company				5.00%

      (1) The interest rates are one-month US dollar LIBOR + 2.00 — 2.25%, which were 7.0 — 7.3% as of March 31, 2001.

      (2) The interest rate is one-month United States dollar LIBOR, which was 5.00% as of March 31, 2001.

      A hypothetical 10% change in interest rate would result in an increase or decrease of approximately $4.9 million to the fair value of financial instruments with exposures to interest rate risk as of March 31, 2001.

Foreign Currency Risk

      We transact business in various foreign currencies, and are subject to certain foreign exchange risks. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain of our foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign currency transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. In April 2001, we entered into a foreign exchange forward contract in Japanese yen. The contract has a notional value of $23.8 million and matures in July 2001. Notional amounts do not quantify market or credit exposure or represent our assets or liabilities, but are used in the calculation of cash settlements under the contracts.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is not presently subject to any material legal claims or proceedings.

Item 2. Changes in Securities and Use of Proceeds

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      None.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits

Exhibit
Number	Description

10.1	Asia Global Crossing Senior Executive Incentive Compensation Plan (incorporated by reference to Annex C to the Registrant’s definitive proxy statement on Schedule 14A filed on April 27, 2001)

(b) Reports on Form 8-K.

      During the quarter ended March 31, 2001, the Company filed no reports on Form 8-K.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Global Crossing Ltd.

By:	/s/ STEFAN C. RIESENFELD

Name: Stefan C. Riesenfeld Title: Chief Financial Officer

May 15, 2001