Form 10-Q
period 2001-06-30
ASIA GLOBAL CROSSING LTD
filed 2001-08-14
CIK 1113836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The number of shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding as of August 10, 2001, was 68,500,000 and Class B common stock, par value $0.01 per share, was 513,447,683.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS:

Current assets:

Cash and cash equivalents	$667,164	$705,161

Restricted cash and cash equivalents	136,161	145,862

Accounts receivable, net	11,228	12,066

Receivable from affiliates	63,251	108,720

Other assets and prepaid costs	55,995	10,921

Total current assets	933,799	982,730

Property and equipment, net	2,398,443	1,914,018

Deferred finance fees, net	33,564	37,090

Other assets	35,558	38,023

Loans receivable from affiliate	40,094	40,049

Investments in affiliates	590,458	620,628

Total assets	$4,031,916	$3,632,538

LIABILITIES:

Current liabilities:

Accrued construction costs	$229,646	$168,286

Accounts payable and accrued liabilities	46,387	26,450

Current portion of long-term debt	58,614	41,630

Deferred revenue	33,386	6,602

Income taxes payable	9,620	8,161

Total current liabilities	377,653	251,129

Long-term debt	1,101,329	1,159,704

Deferred revenue	760,234	282,443

Other long-term liabilities	8,205	2,825

Loans payable to affiliate	9,428	9,993

Total liabilities	2,256,849	1,706,094

MINORITY INTEREST	140,788	162,720

SHAREHOLDERS’ EQUITY:

Preferred stock, par value $0.01 per share, 120,000,000 shares authorized; no shares issued and outstanding	—	—

Class A common stock, par value $0.01 per share, 1,200,000,000 shares authorized; 68,500,000 shares issued and outstanding	685	685

Class B common stock, par value $0.01 per share, 1,200,000,000 shares authorized; 486,625,125 shares issued and outstanding	4,866	4,866

Additional paid-in capital	1,888,662	1,888,662

Accumulated deficit	(253,836)	(130,636)

Accumulated other comprehensive income (loss)	(6,098)	147

Total shareholders’ equity	1,634,279	1,763,724

Total liabilities and shareholders’ equity	$4,031,916	$3,632,538

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenues	$17,913	$33,667	$27,425	$109,471

Operating expenses:

Cost of access and maintenance	17,990	11,714	33,314	24,198

Other operating expenses	34,395	12,367	59,360	18,567

Depreciation and amortization	21,864	58,029	42,123	92,876

	74,249	82,110	134,797	135,641

Operating loss	(56,336)	(48,443)	(107,372)	(26,170)

Other income (expense):

Minority interest	16,430	(1,457)	31,609	(12,118)

Equity in loss of affiliates	(17,291)	(12,719)	(32,590)	(26,734)

Interest income	9,060	4,192	20,649	8,191

Interest expense	(12,923)	(72)	(29,254)	(1,088)

Other expense, net	(895)	(46)	(3,242)	(305)

Loss before provision for income taxes	(61,955)	(58,545)	(120,200)	(58,224)

Provision for income taxes	(500)	—	(3,000)	—

Net loss	$(62,455)	$(58,545)	$(123,200)	$(58,224)

Net loss per common share:

Basic and diluted net loss per common share	$(0.11)	$(0.12)	$(0.22)	$(0.12)

Shares used in computing basic and diluted net loss per common share	555,125,125	486,625,125	555,125,125	486,625,125

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(123,200)	$(58,224)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	42,123	92,876

Amortization of deferred finance fees	2,195	—

Provision for doubtful accounts	1,424	791

Equity in loss of affiliates	32,590	26,734

Minority interest	(31,609)	11,944

Changes in operating assets and liabilities:

Accounts receivable	(699)	(18,379)

Receivable from affiliates	41,018	56,408

Other assets	(45,614)	(45,000)

Deferred revenue	504,706	89,133

Accounts payable and accrued liabilities	21,637	1,035

Income taxes payable	(46)	—

Loans payable to affiliates	(565)	(97,913)

Net cash provided by operating activities	443,960	59,405

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash acquired from consolidating Pacific Crossing Ltd.	—	606

Change in restricted cash and cash equivalents	9,701	61,695

Purchase of property and equipment	(457,662)	(267,830)

Acquisition of minority share in affiliate	—	(20,585)

Cash paid for investments	(2,420)	—

Net cash used in investing activities	(450,381)	(226,114)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from capital contribution	—	280,032

Net repayments under Pacific Crossing -1 credit facility	(41,595)	—

Minority interest investment in affiliates	9,677	73,192

Net cash provided by (used in) financing activities	(31,918)	353,224

Exchange Rate Effect on Cash and Cash Equivalents	342	434

Net Increase (Decrease) in Cash and Cash Equivalents	(37,997)	186,949

Cash and Cash Equivalents, beginning of period	705,161	9,784

Cash and Cash Equivalents, end of period	$667,164	$196,733

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Increase (decrease) in accrued construction costs	$61,747	$(18,167)

Amortization of deferred finance costs	1,535	2,273

Increase in payable to affiliates	6,591	—

Increase in interest payable	1,140	—

Other non-cash item	(762)	—

Costs incurred for property and equipment	(527,913)	(251,936)

Cash paid for property and equipment	$(457,662)	$(267,830)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest and income taxes

Interest paid and capitalized	$57,630	$34,077

Interest paid (net of capitalized interest)	$27,043	$892

Cash paid for taxes	$459	$—

Details of consolidating Pacific Crossing Ltd.

Assets consolidated	$—	$1,124,138

Liabilities consolidated	—	(945,903)

	$—	$178,235

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net loss	$(62,455)	$(58,545)	$(123,200)	$(58,224)

Change in fair value of derivative instruments	(497)	—	(2,207)	—

Foreign currency translation adjustment	(1,079)	(963)	(4,038)	434

Comprehensive loss	$(64,031)	$(59,508)	$(129,445)	$(57,790)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(Unaudited)

(1) Organization and Background

Nature of Business

     Asia Global Crossing Ltd., a Bermuda company (together with its consolidated subsidiaries, the “Company” or “Asia Global Crossing”), is a leading pan-Asian telecommunications carrier providing telecommunications services, including data and web-hosting services, to wholesale and business customers. Asia Global Crossing owns 64.5% of Pacific Crossing-1, a 21,000 kilometer undersea cable that connects Japan and the United States. The Company is constructing East Asia Crossing, a 19,500 kilometer undersea fiber optic cable that connects Japan, Hong Kong and Taiwan. The Company expects to extend East Asia Crossing to Korea in the third quarter of 2001, to Singapore in the fourth quarter of 2001, to the Philippines in the first quarter of 2002, and to China, if and when regulations permit. Both of these systems will be seamlessly connected to the Global Crossing network, which, when completed and when combined with Pacific Crossing-1 and East Asia Crossing, will consist of 162,544 announced route kilometers which will serve four continents, 27 countries and more than 200 major cities.

Business Strategy

     The Company intends to use its competitive position, including its connectivity to the Global Crossing network, to exploit the growing demand for bandwidth, Internet services and other advanced communication services for connectivity to Asia. To accomplish this goal, the Company is pursuing a strategy which includes capitalizing on its early-mover advantage, expanding its portfolio of services to meet its customers’ needs and forming strategic alliances and joint ventures with strong local partners in Asia.

Joint Ventures

     The Company currently has joint ventures in Hong Kong, Japan, Taiwan, Korea, Singapore, and the Philippines. In Hong Kong, the Company owns 50% of Hutchison Global Crossing, a joint venture with Hutchison Whampoa; In Japan, the Company owns 49% of Global Access Limited, a joint venture with Vectant, Inc.; In Taiwan, the Company owns 60% of Asia Global Crossing Taiwan Inc., a joint venture with Microelectronics Technology Inc.; In Korea, the Company owns 49% of Dacom Crossing, a joint venture with DACOM Corporation; In Singapore, the Company owns 50% of StarHub Crossing Pte Ltd., a joint venture with StarHub Pte Ltd.; and in the Philippines, the Company owns 48% of Digitel Crossing, a joint venture with Digital Telecommunications Phils., Inc.

Initial Public Offering

     In the fourth quarter of 2000, the Company completed its initial public offering (“IPO”), in which it sold 68.5 million shares of its Class A common stock at a price of $7.00 per share. The net proceeds of the IPO, after deducting underwriting discounts, commissions and costs, were approximately $455.1 million. Upon completion of the IPO, Global Crossing Ltd. (“Global Crossing”), Softbank Corp. (“Softbank”) and Microsoft Corporation (“Microsoft”) owned 56.9%, 15.4% and 15.4%, respectively, of the Company.

     Concurrent with the Company’s IPO, Global Crossing, Microsoft and Softbank contributed to the Company their aggregate interest of 50% in Hutchison Global Crossing Holdings Limited and subsidiaries (“HGC”). HGC’s offerings include international services, local fixed network services, and multimedia services in Hong Kong. At the same time, Global Crossing contributed its 49% interest in Global Access Limited (“GAL”) to the Company. GAL constructs and operates a terrestrial digital fiber optic cable system connecting Tokyo, Osaka and Nagoya with Pacific Crossing-1, providing communication network services.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     Concurrent with the IPO in October 2000, HGC and GAL were contributed to the Company. These contributions were accounted for by the Company similar to the pooling-of-interests method of accounting because HGC, GAL and the Company were entities under common control of Global Crossing. Prior to these contributions, Global Crossing accounted for its investments in HGC and GAL under the equity method of accounting. In preparing these condensed consolidated financial statements, GAL and HGC’s statements of operations for the three months and six months ended June 30, 2000 have been retroactively combined with the Company’s consolidated statement of operations for the three months and six months ended June 30, 2000, respectively, under the equity method of accounting.

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

     Operating Leases. In addition, the Company offers customers flexible bandwidth products to multiple destinations and many of the contracts for subsea circuits entered into are part of a service offering. Consequently, the Company defers revenue related to operating leases and amortizes the revenue over the appropriate term of the contract. Accordingly, the Company treats cash received prior to the completion of the earnings process as deferred revenue.

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

     There was no sales-type lease revenue recognized in the three months and six months ended June 30, 2001, respectively. For the three months and six months ended June 30, 2000, the Company recognized $31.2 million and $106.2 million sales-type lease revenue, respectively.

Operating Expenses

     Operating Leases. Costs of the network relating to capacity contracts accounted for as operating leases are treated as fixed assets and, accordingly, are depreciated over the estimated useful life of the capacity.

     Sales-Type Leases — Non-Cash Cost of Capacity Sold. At the date each segment of a system becomes operational, the related amounts included in construction in progress are reclassified as transmission equipment, and depreciation commences. For contracts that meet the criteria for sales-type lease accounting, the Company’s policy provides for recording non-cash cost of capacity sold through depreciation and amortization in the period in which the related revenue was recognized. The amount charged to non-cash

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

cost of capacity sold relating to subsea capacity is calculated by determining the estimated net book value of the specific subsea capacity at the time of the sale. The estimated net book value includes expected costs of capacity the Company has the intent and ability to add through upgrades of that system, provided the need for such upgrades is supported by a third-party consultant’s revenue forecast.

     There was no non-cash cost of capacity sold for the three months and six months ended June 30, 2001, respectively. For the three months and six months ended June 30, 2000, the non-cash cost of capacity sold was $54.1 million and $84.9 million, respectively, included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.

Derivative Instruments

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and SFAS No. 138, “Accounting for Certain Derivatives Instruments and Certain Hedging Activities”. SFAS 133 establishes standards of accounting and reporting for derivatives instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge treatment, as well as the ineffective portion of any hedges, are to be reported in earnings. The cumulative effect of adopting these new standards did not have a material effect of the Company’s results of operations or its financial position for the period presented in the financial statements included herein.

     The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate risk and foreign currency exchange risk, which exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of these exposures. These risks are managed through interest risk swap agreements and foreign currency forward contracts.

     The Company designates derivatives as either fair value hedges or cash flow hedges. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income or loss (“OCI” or “OCL”) and are recognized in the income statement when the hedged transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For the six months ended June 30, 2001, the Company had cash flow hedges related to interest rate swaps with an aggregate change in fair value of $2.2 million recorded in OCL.

Non-Monetary Transactions

     The Company may exchange capacity with other capacity or service providers. These transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29 “Accounting for Non-monetary Transactions”, where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.

Reclassifications

     Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current year presentation.

Recent Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142, which will be adopted by the Company on January 1, 2002, requires goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for impairment. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS 142 will reduce the amortization of existing goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in periodic write-downs subsequent to the date of adoption.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4) Acquisition

     On July 10, 2001, the Company completed its acquisition of the Asian operations of IXnet, Inc. (“IXnet”) and IPC Information Systems, Inc. (“IPC”) as well as the territorial rights to conduct telecommunications service businesses in Australia and New Zealand from its parent company Global Crossing, in exchange for approximately 26.8 million shares of Class B common stock of the Company. This acquisition will be accounted for by the Company similar to the pooling-of-interests method of accounting because IXnet, IPC and the Company were entities under common control of Global Crossing. Accordingly, as required by GAAP, the Company will restate its financial statements to reflect the operating results and financial positions of the Asian operations of IXnet and IPC from the third quarter of 2000 forward, the date IXnet and IPC were acquired by Global Crossing.

     The following unaudited pro forma supplemental financial information of the Company has been prepared to demonstrate how it might have looked if the acquisition of the Asian operations of IXnet/IPC transaction had been completed at the beginning of the periods presented. The pro forma information does not attempt to show how the Company, after effecting the transaction described above, would actually have performed if the transaction occurred prior to the commencement of these periods. If the transaction had actually occurred in prior periods, the financial performance of the Company and its constituent businesses would likely have been different. The pro forma financial information is not necessarily indicative of the future results that the Company will experience after the completion of this transaction.

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

	(in thousands, except share and per share information)
Revenues	$25,811	$39,034	$43,260	$120,342

Operating loss	(68,053)	(55,080)	(127,628)	(38,944)

Net loss	(74,429)	(65,187)	(143,790)	(71,003)

Basic and diluted net loss per common share	$(0.13)	$(0.13)	$(0.25)	$(0.14)

Shares used in computing basic and diluted net loss per common share	581,947,683	513,447,683	581,947,683	513,447,683

(5) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

	(Unaudited)
Terrestrial capacity	$144,698	$69,390

Subsea transmission equipment	1,628,807	1,404,962

Leasehold improvements	7,584	7,308

Furniture, fixtures and equipment	15,948	13,712

Total property and equipment	1,797,037	1,495,372

Less: accumulated depreciation	(192,034)	(147,537)

	1,605,003	1,347,835

Construction in progress	793,440	566,183

Property and equipment, net	$2,398,443	$1,914,018

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(6) Investments in Affiliates

     The Company’s investments in affiliates consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Investment in GAL	$10,176	$14,454

Investment in HGC	577,935	606,174

Investment in other joint ventures	2,347	—

Investments in affiliates	$590,458	$620,628

     The summarized combined statements of operations data of GAL are as follows (the average exchange rates of approximately JPY¥123=$1.00 and JPY¥107=$1.00 have been used to translate GAL’s financial information in Japanese yen into U.S. dollars for the three months ended June 30, 2001 and 2000, respectively) (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Revenues	$10,096	$5,062	$17,925	$8,089

Operating loss	(4,707)	(2,206)	(7,327)	(7,420)

Net loss	$(5,376)	$(2,699)	$(8,198)	$(8,128)

     The summarized combined statements of operations data of HGC are as follows (the average exchange rate of approximately HK$7.80=$1.00 has been used to translate HGC’s financial information in Hong Kong dollars into U.S. dollars) (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Revenues	$33,511	$30,782	$66,224	$59,795

Operating loss	(12,314)	(8,465)	(24,986)	(17,170)

Net loss	$(13,727)	$(8,450)	$(27,210)	$(16,816)

(7) Net Loss Per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net loss per share are computed similar to basic net loss per share while giving effect to all potentially diluted common shares that were outstanding during the period. Dilutive options did not have an effect on the computation of diluted net loss per share for the three and six months ended June 30, 2001 and 2000, respectively, since they were anti-dilutive.

(8) Related Party Transactions

     During the normal course of business, the Company has entered into various transactions with certain related parties. The following information should be read in conjunction with the footnote 10 — Related Party Transactions in the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

     Revenues generated from sales to third-party customers through Global Crossing were approximately $6.5 million and $28.8 million for the three months ended June 30, 2001 and 2000, respectively. Such sales were approximately $9.8 million and $74.6 million for the six months ended June 30, 2001 and 2000, respectively.

     For the three months ended June 30, 2001 and 2000, the Company purchased network capacity of approximately $16.9 million and $20.6 million, respectively, from its non-consolidated joint ventures. During the six months ended June 30, 2001 and 2000, such capacity purchases were $25.3 million and $35.3 million, respectively. During the three months ended June 30, 2001 and 2000, the

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company also purchased network capacity of approximately $0.6 million and $12.1 million, respectively, from Global Crossing. During the six months ended June 30, 2001 and 2000, such purchases were $3.1 million and $18.5 million, respectively.

     For the three months ended June 30, 2001 and 2000, the corporate shared service charges from Global Crossing were $1.5 million and $1.0 million, respectively. During the six months ended June 30, 2001 and 2000, such charges from Global Crossing were $5.0 million and $2.3 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Concurrent with our IPO, Global Crossing, Microsoft and Softbank contributed their aggregate interest of 50% in Hutchison Global Crossing Holdings Limited and subsidiaries (“HGC”) to us. At the same time, Global Crossing contributed its 49% interest in Global Access Limited (“GAL”) to us. These contributions were accounted for by us similar to the pooling-of-interests method of accounting. In preparing these condensed consolidated financial statements, GAL and HGC’s statements of operations for the three months and six months ended June 30, 2000 have been retroactively combined with our consolidated statement of operations for the three months and six months ended June 30, 2000, respectively, under the equity method of accounting.

     Concurrent with the closing of the IPO, the Company issued a series of senior unsecured notes (“Senior Notes”). The Senior Notes were issued in an original principal amount of $408 million, mature on October 15, 2010 and bear interest at the rate of 13.375% per annum. Interest on the Senior Notes is payable on April 15 and October 15 of each year.

     In December 1999, the first segment of Pacific Crossing-1 commenced service, and the full ring was completed in December 2000. In January 2001, the first segment of East Asia Crossing connecting Hong Kong and Japan commenced service. During the quarter, East Asia Crossing landed in Taiwan. Now Japan, Hong Kong and Taiwan are connected.

     Our revenue through the end of year 2000 was primarily derived from the sale of wholesale bandwidth capacity on Pacific Crossing-1. In year 2001, a significant portion of our revenue is expected to be derived from the sale of data and maintenance services to wholesale and business customers and the sale of wholesale bandwidth capacity on Pacific Crossing-1 and East Asia Crossing.

     Since Pacific Crossing–1 commenced service, wholesale bandwidth pricing in the trans-Pacific market has significantly declined. We expect that wholesale bandwidth pricing in the trans-Pacific market will continue to decline in future years, as the supply of trans-Pacific bandwidth capacity increases. Likewise, we expect prices to decline in other markets in which we will operate.

Results of Operations

     We monitor our financial performance using certain metrics which reflect our performance and liquidity on a consolidated basis, and on a proportionate ownership basis, reflecting our interests in consolidated and non-consolidated joint ventures. These metrics should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (“GAAP”).

     We define “Cash Revenue” as revenue plus the cash portion of the change in deferred revenue. We present Cash Revenue because it is a financial indicator used by investors and analysts to compare companies on the basis of cash receipts from sales of capacity and services.

     We define “Adjusted EBITDA” as operating income (loss) plus goodwill and intangible amortization, depreciation and amortization, which includes non-cash cost of capacity sold, stock-related expenses and the cash portion of the change in deferred revenue. We track Adjusted EBITDA because it is a financial indicator used by investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that Adjusted EBITDA is an additional, meaningful measure of our performance and liquidity. Our definition and calculation of Adjusted EBITDA may be different from the definitions and calculations used by other companies and, therefore, comparability may be limited.

     We define “Proportionate Cash Revenue” as the sum of our ownership percentage of the Cash Revenue allocated to us and our non-consolidated joint ventures plus incremental Cash Revenue contributions from these joint ventures.

     We define “Proportionate Adjusted EBITDA” as Proportionate Cash Revenue less proportionate Cash Operating Expenses, which represents our ownership percentage of the Cash Operating Expenses of Asia Global Crossing and our non-consolidated joint ventures. We define “Cash Operating Expense” as operating expenses excluding goodwill and intangible amortization, depreciation and amortization including non-cash cost of capacity sold, and stock-related expenses.

     We believe these proportionate metrics reflect the economic results of our business given that we conduct our business through a number of joint ventures, many of which, in conformity with U.S. GAAP, are not consolidated. In calculating Proportionate Cash Revenue, cash received by Asia Global Crossing and its affiliates for capacity purchases on specific systems is treated as cash received by the companies which provide the capacity. In addition, management makes certain estimates and assumptions in determining Proportionate Cash Revenue associated with Cash Revenue recognized. Differences, if any, between Proportionate Cash Revenue recognized and the actual amounts of Proportionate Cash Revenue are the results of the systems eventually selected by the customers, and are recognized at the time such customer choices are made.

Three months ended June 30, 2001 compared to the three months ended June 30, 2000

     The following table represents the selected unaudited consolidated financial data for the three months ended June 30, 2001 and 2000, respectively (in thousands):

		Three Months Ended

		June 30, 2001	June 30, 2000

Revenues		$17,913	$33,667

Proportionate Cash Revenue		192,000	55,540

Proportionate Adjusted EBITDA		122,970	15,691

Revenues:

Sales-type leases		$—	$31,193

Services (1)		16,104	1,979

Amortization of prior period IRU’s		1,809	495

Total Revenues		$17,913	$33,667

Adjusted EBITDA:

Operating income (loss)		$(56,336)	$(48,443)

Depreciation and amortization		21,864	58,029

Cash portion of the change in deferred revenue		223,037	45,933

Adjusted EBITDA		$188,565	$55,519

Proportionate Cash Revenue and Proportionate Adjusted EBITDA

Cash Revenue		$240,950	$79,600

Less:	Cash Revenue proportionately owned by other companies (2)	(67,340)	(39,451)

Add:	Incremental contributions from non-consolidated joint ventures (3)	18,390	15,391

	Proportionate Cash Revenue	$192,000	$55,540

Less:	Proportionate cash operating expense (4)	(69,030)	(39,849)

	Proportionate Adjusted EBITDA	$122,970	$15,691

(1)	Service revenue includes revenue from telecommunications services and maintenance services.

(2)	This amount represents other companies’ ownership percentage in our Cash Revenue.

(3)	This amount represents our ownership percentage in Cash Revenue generated by business between our non-consolidated joint ventures and third parties.

(4)	This amount represents our ownership percentage in Cash Operating Expenses of Asia Global Crossing and our affiliates.

     Revenues. Revenues for the second quarter of 2001 were $17.9 million, compared to $33.7 million in the second quarter of 2000, a decrease of $15.8 million, or 47%. Revenue in the second quarter of 2000 included $31.2 million sales-type lease revenue. In accounting for a sales-type lease, revenue is recognized upon payment and activation of the circuits rather than amortized over the life of the lease. We have de-emphasized such type of transactions with our customers. Excluding the impact of $31.2 million sales-type lease revenue, revenues for the second quarter of 2001 increased $15.4 million, primarily due to a $14.1 million increase in revenue from services generated by our data and maintenance service business and a $1.3 million increase in the amortization of Indefeasible Right to Use (“IRU”) deferred revenues.

     Proportionate Cash Revenue. Proportionate Cash Revenue for the second quarter of 2001 increased to $192.0 million from $55.5 million in the second quarter of 2000, an increase of $136.5 million, or 246%. The growth was primarily attributable to an increase of $42.0 million in capacity sales on Pacific Crossing-1 and East Asia Crossing systems, and an increase of $62.4 million in service revenue, of which $50.1 million represented prepayments received from customers during the second quarter of 2001 primarily for services to be provided by us in the future. Included in Proportionate Cash Revenue was $127.0 million received from carrier customers to whom Global Crossing and we made purchase commitments during the quarter. Payments made by us to such carriers during the quarter totaled approximately $82.0 million (see “Liquidity and Capital Resources”).

     Cost of access and maintenance. Cost of access and maintenance mainly includes third party and affiliates operating, administration and maintenance (“OA&M”) costs incurred in connection with maintaining our systems and cable landing stations, and costs of off-net capacity. For the three months ended June 30, 2001, cost of access and maintenance increased to $18.0 million from $11.7 million in the same period of 2000, an increase of $6.3 million, or 54%, due to the additional OA&M expenses of $2.2 million incurred for East Asia Crossing, which became operational in the first quarter of 2001, and approximately $4.0 million of off-net capacity costs. In the second quarter of 2000, only Pacific Crossing-1 was operational and the off-net capacity costs were immaterial.

     Other operating expenses. Other operating expenses consist principally of salaries and employee benefits, marketing and promotional costs, occupancy costs, travel costs, professional fees, and corporate shared service charges from Global Crossing. Other operating expenses for the second quarter of 2001 was $34.4 million, compared to $12.4 million in the second quarter of 2000, an increase of $22.0 million, or 177%, primarily a result of increased headcount and growing operating activities.

     Depreciation and amortization. Depreciation and amortization expense for the second quarter of 2001 decreased to $21.9 million from $58.0 million in the comparable prior year period, a decrease of $36.1 million. Depreciation and amortization expense includes non-cash cost of capacity sold resulting from capacity sales that meet the qualifications of sales-type lease accounting. For the quarter ended June 30, 2001, there was no non-cash cost of capacity sold because we have de-emphasized sales-type leases with customers. For the second quarter of 2000, the non-cash cost of capacity sold included in depreciation and amortization expense was approximately $54.1 million. Excluding the impact of non-cash cost of capacity sold, depreciation and amortization expense for the second quarter of 2001 increased $18.0 million, due primarily to additional depreciation expense incurred for Pacific Crossing-1, of which the full ring became fully operational at the end of 2000, but only the first segment was operational in the first quarter of 2000. In 2001, depreciation began on a portion of East Asia Crossing, which became operational at the beginning of the year. The depreciation of capacity purchased from affiliates also contributed to a small portion of the increase.

     Minority interest. Minority interest represents the minority partner’s interest in the income or loss of our consolidated joint ventures, primarily Pacific Crossing Ltd. For the second quarter of 2001, minority interest was $16.4 million, compared to $(1.5) million in the comparable prior year period. Pacific Crossing Ltd. incurred larger losses in the second quarter of 2001, due primarily to the decrease in sales-type lease revenue, and increases of depreciation and amortization, and interest expense as a result of the completion of PC-1 construction at the end of 2000. Upon completion of system construction, interest costs are no longer capitalized and depreciation commences.

     Equity in loss of affiliates. Equity in loss of affiliates for the three months ended June 30, 2001 increased to $17.3 million from $12.7 million in the comparable prior year period, an increase of $4.6 million, or 36%, primarily due to an increase of $2.7 million and $1.3 million in equity in loss of HGC and GAL, respectively.

     Interest income. Interest income increased to $9.1 million in the second quarter of 2001 from $4.2 million for the second quarter of 2000, an increase of $4.9 million, or 117%. The significant increase was primarily due to investment returns on cash received from our initial public offering and senior notes offering in October 2000.

     Interest expense. For the second quarter of 2001, interest expense increased to $12.9 million from $0.1 million in the comparable prior year period, an increase of $12.8 million, due primarily to interest incurred under the Pacific Crossing-1 credit facility not being capitalized in the second quarter of 2001.

     Provision for income taxes. Bermuda does not impose a statutory income tax and consequently the provision for income taxes of $0.5 million recorded in the second quarter of 2001 related to income earned by certain subsidiaries which are located in jurisdictions which impose or may impose income taxes.

     Proportionate Adjusted EBITDA. For the three months ended June 30, 2001, Proportionate Adjusted EBITDA increased to $123.0 million from $15.7 million in the same period of 2000, an increase of $107.3 million, or 683%, due primarily to a $136.5 million increase in Proportionate Cash Revenue, partially offset by a $29.2 million increase in proportionate operating expenses due to growing operating activities.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

     The following table represents the selected unaudited consolidated financial data for the six months ended June 30, 2001 and 2000, respectively (in thousands):

		Six Months Ended

		June 30, 2001	June 30, 2000

Revenues		$27,425	$109,471

Proportionate Cash Revenue		397,520	151,738

Proportionate Adjusted EBITDA		270,550	77,605

Revenues:

Sales-type leases		$—	$106,152

Services (1)		24,635	2,797

Amortization of prior period IRU’s		2,790	522

Total Revenues		$27,425	$109,471

Adjusted EBITDA:

Operating income (loss)		$(107,372)	$(26,170)

Depreciation and amortization		42,123	92,876

Cash portion of the change in deferred revenue		493,085	66,113

Adjusted EBITDA		$427,836	$132,819

Proportionate Cash Revenue and Proportionate Adjusted EBITDA

Cash Revenue		$520,510	$175,584

Less:	Cash Revenue proportionately owned by other companies (2)	(158,730)	(53,743)

Add:	Incremental contributions from non-consolidated joint ventures (3)	35,740	29,897

	Proportionate Cash Revenue	$397,520	$151,738

Less:	Proportionate cash operating expense (4)	(126,970)	(74,133)

	Proportionate Adjusted EBITDA	$270,550	$77,605

(1)	Service revenue includes revenue from telecommunications services and maintenance services.

(2)	This amount represents other companies’ ownership percentage in our Cash Revenue.

(3)	This amount represents our ownership percentage in Cash Revenue generated by business between our non-consolidated joint ventures and third parties.

(4)	This amount represents our ownership percentage in Cash Operating Expenses of Asia Global Crossing and our affiliates.

     Revenues. Revenues for the first half of 2001 were $27.4 million, compared to $109.5 million in the first half of 2000, a decrease of $82.1 million, or 75%. Revenue in the first half of 2000 included $106.2 million sales-type lease revenue. In accounting for a sales-type lease, revenue is recognized upon payment and activation of the circuit rather than amortized over the life of the lease. We have de-emphasized such type of transactions with our customers. Excluding the impact of $106.2 million sales-type lease revenue, revenues for the first half of 2001 increased $24.1 million, primarily due to a $21.8 million increase in revenue from services generated by our data and maintenance service business and a $2.3 million increase in the amortization of IRU deferred revenues.

     Proportionate Cash Revenue. Proportionate Cash Revenue for the first half of 2001 increased to $397.5 million from $151.7 million in the same period of 2000, an increase of $245.8 million, or 162%. The growth was primarily attributable to an increase of $126.0 million in capacity sales on Pacific Crossing-1 and East Asia Crossing systems, and an increase of $70.9 million in service revenue, of which $50.1 million represented prepayments received from customers during the second quarter of 2001 primarily for services to be provided by us in the future. Included in Proportionate Cash Revenue were $148.0 million and $127.0 million, respectively, during the first and second quarter of 2001, received from carrier customers to whom Global Crossing and we made purchase commitments. Payments made by us to such carriers during the first and second quarter of 2001 totaled approximately $0 and $82.0 million, respectively.

     Cost of access and maintenance. For the six months ended June 30, 2001, cost of access and maintenance increased to $33.3 million from $24.2 million in the same period of 2000, an increase of $9.1 million, or 38%, due to the additional OA&M expenses of $5.0 million incurred for East Asia Crossing, which became operational in the first quarter of 2001, and approximately $4.8 million of off-net capacity costs. In the first half of 2000, only Pacific Crossing-1 was operational and the off-net capacity costs were immaterial.

     Other operating expenses. Other operating expenses consist principally of salaries and employee benefits, marketing and promotional costs, occupancy costs, travel costs, professional fees, and corporate shared service charges from Global Crossing. Other operating expenses for the six months ended June 30, 2001 was $59.4 million, compared to $18.6 million in the same period of 2000, an increase of $40.8 million, or 219%, primarily a result of increased headcount and growing operating activities.

     Depreciation and amortization. Depreciation and amortization expense for the first half of 2001 decreased to $42.1 million from $92.9 million in the comparable prior year period, a decrease of $50.8 million. Depreciation and amortization expense includes non-cash cost of capacity sold resulting from capacity sales that meet the qualifications of sales-type lease accounting. For the six months ended June 30, 2001, there was no non-cash cost of capacity sold because we have de-emphasized sales-type leases with customers. For the first half of 2000, the non-cash cost of capacity sold included in depreciation and amortization expense was approximately $84.9 million. Excluding the impact of non-cash cost of capacity sold, depreciation and amortization expense for the first half of 2001 increased $34.1 million, due primarily to additional depreciation expense incurred for Pacific Crossing-1, of which the full ring became fully operational at the end of 2000, but only the first segment was operational in the first quarter of 2000. In 2001, depreciation began on a portion of East Asia Crossing, which became operational at the beginning of the year. The depreciation of capacity purchased from affiliates also contributed to a small portion of the increase.

     Minority interest. For the first half of 2001, minority interest was $31.6 million, compared to $(12.1) million in the comparable prior year period. Pacific Crossing Ltd. incurred larger losses in 2001, primarily due to the decrease in sales-type lease revenue and the increases in depreciation and amortization and interest expense as a result of the completion of PC-1 construction at the end of 2000. Interest costs are not capitalized and depreciation commences upon completion of system construction.

     Equity in loss of affiliates. Equity in loss of affiliates for the six months ended June 30, 2001 increased to $32.6 million from $26.7 million in the comparable prior year period, an increase of $5.9 million, or 22%, primarily due to an increase of $5.2 million in equity in loss of HGC.

     Interest income. Interest income increased to $20.6 million in the first half of 2001 from $8.2 million for the same period of 2000, an increase of $12.4 million, or 151%. The significant increase was primarily due to investment returns on cash received from our initial public offering and senior notes offering in October 2000, as well as capacity sales.

     Interest expense. For the first half of 2001, interest expense increased to $29.3 million from $1.1 million in the comparable prior year period, an increase of $28.2 million, due primarily to interest incurred under the Pacific Crossing-1 credit facility was not capitalized in 2001.

     Provision for income taxes. Bermuda does not impose a statutory income tax and consequently the provision for income taxes of $3.0 million recorded in the first half of 2001 related to income earned by certain subsidiaries which are located in jurisdictions which impose or may impose income taxes.

     Proportionate Adjusted EBITDA. For the six months ended June 30, 2001, Proportionate Adjusted EBITDA increased to $270.6 million from $77.6 million in the same period of 2000, an increase of $193.0 million, due primarily to a $245.8 million increase in Proportionate Cash Revenue, partially offset by a $52.8 million increase in proportionate operating expenses due to growing operating activities.

Liquidity and Capital Resources

     The Company’s principal sources of capital and liquidity for the remainder of 2001 are expected to be existing cash balances, cash flows from operations and a $400 million subordinated standby credit facility provided by Global Crossing (the “Parent Credit Facility”).

     Under the Parent Credit Facility, Global Crossing has agreed to lend us up to $400 million on a subordinated basis. Global Crossing has committed to keep half of this facility available for borrowings until December 31, 2002, and has committed to keep the remainder of this facility available for borrowings until we achieve certain performance targets. We are permitted to use the proceeds of the Parent Credit Facility to build out our network, to pay operating expenses, interest on the Senior Notes, the Parent Credit Facility and other indebtedness and for general corporate purposes. Borrowings under the Parent Credit Facility will bear interest at a rate of 14.875%. The Parent Credit Facility will mature six months after the maturity date of the Senior Notes, and no principal will be payable until maturity. As of June 30, 2001, there was no outstanding balance under the Parent Credit Facility.

     As of June 30, 2001, we had $667.2 million in cash and cash equivalents and $136.2 million in restricted cash and cash equivalents. In addition, we had $45.6 million in unused borrowing capacity under the Pacific Crossing–1 credit facility and $400 million in unused borrowing capacity under the Parent Credit Facility. As a result, we entered the second half of the year with approximately $1,249 million in liquid resources.

     Net cash provided by operating activities was $444.0 million for the first half of 2001, compared to $59.4 million for the comparable period of 2000. The $384.6 million increase in cash flow from operating activities is mainly attributable to cash received from capacity sales, partially offset by increased cash operating expenses and prepayments for purchased capacity.

     Net cash used in investing activities was $450.4 million in the first half of 2001, compared to $226.1 million for the same period of 2000. The increase of $224.3 million was primarily due to construction of East Asia Crossing and capacity purchases.

     Net cash provided (used in) financing activities was $(31.9) million and $353.2 million in the first half of 2001 and 2000, respectively. The decrease was primarily due to capital contributions in the first six months of 2000 from our founding shareholders prior to our IPO in October 2000.

     We estimate the cost to complete Pacific Crossing –1, including the first two upgrades, to be approximately $110.0 million, which is being financed through shareholder loans, operating cash flows and $45.6 million in unused borrowing capacity under the $850.0 million Pacific Crossing-1 credit facility.

     We estimate the remaining cost to complete East Asia Crossing to be approximately $675.0 million through the end of 2002.

     Our consolidated cash paid for capital expenditures for 2001 is expected to be $900.0 million to $1.0 billion, of which $457.0 million was incurred during the first half of 2001. We increased our capital expenditure guidance range slightly from a previously announced range of $850.0 million to $925.0 million to reflect the acceleration of service offerings, the acquisition of capacity on other carriers’ networks, the addition of Australia and New Zealand to our territory and the integration of the Asian operations of IXnet and IPC.

     Pacific Crossing Ltd. is a party to an OA&M agreement with Global Crossing Network Center, Ltd. The agreement is for an initial term of eight years with two renewal periods of five years each at Pacific Crossing Ltd.’s option. The amounts payable under the agreement are $43.0 million and $42.2 million for year 2001 and 2002, respectively. These fees will increase by 3.0% each year starting in the year ended December 31, 2003, through the end of the agreement in 2007.

     Under another OA&M agreement, Pacific Crossing Ltd. is committed to paying GAL JPY600 million (approximately $4.8 million based on the exchange rate at June 30, 2001) each year through 2002, increasing by 3.0% thereafter through 2007.

     The OA&M services on East Asia Crossing are provided by Global Crossing. For the six months ended June 30, 2001, the aggregate OA&M expense was approximately $5.0 million. We expect this expense will increase as more segments of East Asia Crossing are completed.

     We have formed a joint venture company, Exodus Asia Pacific, owned 33% by us and 67% by Exodus, to offer a full range of Internet operations outsourcing services to customers in Asia, including web-hosting services, managed service offerings, professional services and content distribution. Pursuant to the joint venture agreement, we can be required to contribute $33 million in cash and all of our data center and related assets to the joint venture. In addition, the board of directors of the joint venture may require us to make additional capital contributions of up to $167 million over the three-year period following formation of the joint venture. To date, neither we nor Exodus has contributed capital or data center or related assets to the joint venture.

     We have a substantial amount of indebtedness. Based upon management’s current expectations, we believe that our existing cash balances, cash flows from operations, unused borrowing capacity under Pacific Crossing-1 credit facility and the Parent Credit Facility will be adequate to meet our anticipated requirements for working capital, capital expenditures, discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. Also, there can be no assurance that our business and our continued ability to raise capital will be adequate to meet our anticipated requirements for working capital, capital expenditures, discretionary investments, interest payments and scheduled principal payments for the foreseeable future. If we are unable to meet current capital needs, we may be required to reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing.

Inflation

     We do not believe that our business is impacted by inflation to a significantly different extent than the general economy.

Information Regarding Forward-Looking Statements

     We have included “forward-looking statements” throughout this Quarterly Report on Form 10-Q. These forward-looking statements describe management’s intentions, beliefs, expectations or predictions for the future. We use the words “believe,” “anticipate,” “expect,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.” Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions, and we do not engage in transactions for speculative or trading purposes.

	Expected Year of Maturity							Fair Value
								June 30,
	2001	2002	2003	2004	2005	Thereafter	Total	2001

	(In thousands)
DEBT:

Pacific Crossing - 1 Credit Facility	$63,136	$88,260	$103,260	$115,760	$115,195	$274,248	$759,859	$759,859

Average interest rates — variable	(1)	(1)	(1)	(1)	(1)	(1)

Senior Notes due 2010	—	—	—	—	—	$408,000	$408,000	$452,085

Average interest rates — fixed						13.38%

DERIVATIVE INSTRUMENTS:

Interest rate swap floating for fixed

Contract notional amount	—	—	—	$500,000	—	—	$500,000	$(2,207)

Fixed rate paid by counterparty				(2)

Floating rate paid by the Company				5.00%

(1)	The interest rates are one-month US dollar LIBOR + 2.00 — 2.25%, which were 5.8 — 6.0% as of June 30, 2001.

(2)	The interest rate is one-month United States dollar LIBOR, which was 3.8% as of June 30, 2001.

     A hypothetical 10% change in interest rate would result in an increase or decrease of approximately $4.6 million to the fair value of financial instruments with exposures to interest rate risk as of June 30, 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual General Meeting of Shareholders of the Company was held on June 13, 2001. All of the Director nominees were elected at the Annual General Meeting pursuant to Proposal No. 1. The names of the nominees and the results of the voting were as follows:

Nominee	Votes For	Votes Withheld

Gary Winnick	4,916,062,234	198,217

Lodwrick M. Cook	4,916,220,609	39,842

John J.Legere	4,916,210,129	50,322

Thomas J.Casey	4,916,224,884	35,567

John M.Scanlon	4,916,224,261	36,190

Mark L. Attanasio	4,916,219,449	41,002

Norman Brownstein	4,916,219,974	40,477

Joseph P. Clayton	4,916,221,334	39,117

William E. Conway, Jr.	4,916,223,276	37,175

William S. Cohen	4,916,216,649	43,802

Steven J. Green	4,916,214,044	46,407

Eric Hippeau	4,916,223,259	37,192

Geoffrey J. W. Kent	4,916,217,674	42,777

Pieter Knook	4,916,222,559	37,892

Maria Elena Lagomasino	4,916,220,396	40,055

     Each of the other proposals submitted for shareholder approval at the Annual General Meeting was approved. The results of the voting of Class A and Class B shares of the Company were as follows:

					Broker
Proposal Number and Description		Votes For	Votes Against	Abstentions	Non-Votes

2.	Proposal to appoint Arthur Andersen as independent auditors of the Company for 2001 and approve the authority of the Board of Directors of the Company to determine the remuneration thereof	4,916,220,161	28,816	11,474	0

3.	Proposal to approve the Asia Global Crossing Senior Executive Incentive Compensation Plan	4,879,266,149	17,327,177	126,058	19,541,067

4.	Proposal to approve the Asia Global Crossing Ltd. 2000 Stock Option Plan	4,895,464,813	1,115,730	138,841	19,541,067

Item 5. Other Information

     On July 10, 2001, Asia Global Crossing Ltd. (“AGC”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which it purchased the Asian operations of IXnet, Inc. (“IXnet”) and IPC Information Systems, Inc. (“IPC”) from Global Crossing Ltd. (“GCL”). On the same date, the Subscription and Shareholders Agreement dated October 12, 2000 (the “Shareholders Agreement”) among AGC, GCL, Softbank Corp. and Microsoft Corporation was amended (the “First Amendment”) by the parties thereto to transfer the territorial rights to conduct telecommunications service businesses in Australia and New Zealand to AGC. Also, on July 10, 2001, AGC and GCL entered into a Non-Competition Agreement (the “Non-Competition Agreement”), pursuant to which GCL agreed not to engage in the business conducted by IPC within the Territory (as defined below), except through AGC and subject to certain exceptions. These transactions are more fully described in a joint press release dated June 18, 2001 of GCL and AGC and which was filed by AGC on a Current Report on Form 8-K on June 19, 2001.

     As consideration for the sale of the Asian operations of IXnet and IPC, AGC delivered to GCL and certain of its wholly owned subsidiaries an aggregate of 20,000,000 newly issued shares of Class B common stock, par value $0.01 per share (“Class B Stock”), of AGC. As consideration for the transfer of the territorial rights to conduct telecommunications service businesses in Australia and New Zealand (including the entry by the parties into the Non-Competition Agreement), AGC delivered to GCL an aggregate of 6,822,558 newly issued shares of Class B Stock of AGC. Prior to the transactions effected on July 10, 2001, GCL beneficially owned 56.9% of the outstanding aggregate voting shares of AGC, and after the transactions beneficially owns 58.9% of the aggregate voting shares of AGC. Also, prior to these transactions, each of Microsoft Corporation and Softbank Corp. beneficially owned 15.4% of the aggregate voting shares of AGC, and after the transactions beneficially owns 14.7% of the aggregate voting shares.

Stock Purchase Agreement

     On July 10, 2001, AGC and GCL entered into the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, GCL and certain of its wholly owned subsidiaries transferred to AGC all of the capital stock of certain entities comprising the Asian operations of IPC and IXnet. The Stock Purchase Agreement contains various mutual representations, warranties and covenants (including a limited indemnity by each of the parties to the other for liabilities arising from the parties’ respective representations as to due organization and ownership of shares).

Shareholders Agreement (including First Amendment)

     On July 10, 2001, the Shareholders Agreement was amended to add Australia and New Zealand to the Territory. The Shareholders Agreement provides for, among other things: the composition of AGC’s board of directors; actions requiring approval of AGC directors appointed by Microsoft Corporation and Softbank Corp.; preparation of strategic plans; and transfer restrictions on AGC’s common stock. As long as each party to the Shareholders Agreement, together with its affiliates, owns at least 5% of the outstanding common shares of AGC, each party has agreed to vote its shares together for each other’s AGC board nominees and against any other AGC board nominees. The Shareholders Agreement also contains non-competition provisions which grant exclusive operating rights to AGC (subject to certain exceptions) in a specified territory that consists of Brunei, Burma, Cambodia, China (including Hong Kong and Macau), Fiji, Indonesia, Japan, Kiribati, Laos, Malaysia, Marshall Islands, Federated States of Micronesia, Mongolia, Nauru, North Korea, Palau, Papua New Guinea, the Philippines, Samoa, Singapore, Solomon Islands, South Korea, Taiwan, Thailand, Tonga, Tuvalu, Vanuatu, and Vietnam and now Australia and New Zealand (collectively, the “Territory”).

Non-Competition Agreement

     On July 10, 2001, GCL and AGC entered into the Non-Competition Agreement whereby GCL and its subsidiaries agreed not to engage in the business conducted by IPC within the Territory, except through AGC and subject to certain exceptions. The Non-Competition Agreement expires on July 10, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description

10.1	First Amendment to Subscription and Shareholders Agreement dated July 10, 2001 among Global Crossing Ltd., Microsoft Corporation, Softbank Corp. and Asia Global Crossing Ltd. (incorporated by reference to Exhibit 3 of Global Crossing Ltd.’s Schedule 13D filed on July 10, 2001 (the “GCL 13D”))

10.2	Non-Competition Agreement dated July 10, 2001 between Global Crossing Ltd. and Asia Global Crossing Ltd. (incorporated by reference to Exhibit 5 of the GCL 13D)

10.3	Stock Purchase Agreement dated July 10, 2001 among Global Crossing Ltd., IXnet, Inc., International Exchange Networks, Ltd. and Asia Global Crossing Ltd. (incorporated by reference to Exhibit 6 of the GCL 13D)

(b)	Reports on Form 8-K.

     During the quarter ended June 30, 2001, Asia Global Crossing Ltd. filed the following Current Report on Form 8-K:

     Current Report on Form 8-K dated June 18, 2001 (date of earliest even reported), filed on June 19, 2001, for the purpose of reporting, under item 5 and 7, the announcement of Asia Global Crossing agreeing to acquire the Asian operations of IXnet and IPC as well as the territorial rights to Australia and New Zealand from its parent company Global Crossing in exchange for approximately 26.8 million shares of Asia Global Crossing Ltd.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA GLOBAL CROSSING LTD.

By:	/s/ Stefan C. Riesenfeld

Name: Stefan C. Riesenfeld Title: Chief Financial Officer

August 14, 2001