Form 10-Q
period 2001-09-30
ASIA GLOBAL CROSSING LTD
filed 2001-11-14
CIK 1113836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-30994

ASIA GLOBAL CROSSING LTD.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

BERMUDA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	98-022-4159 (I.R.S. EMPLOYER IDENTIFICATION NO.)

WESSEX HOUSE
45 REID STREET
HAMILTON HM12, BERMUDA

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(441) 296-8600

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The number of shares of the Registrant’s Class A common stock, par value $0.01 per share, outstanding as of November 12, 2001, was 68,500,000 and Class B common stock, par value $0.01 per share, was 513,447,683.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$523,221	$712,583
Restricted cash and cash equivalents	88,152	145,862
Accounts receivable, net	17,341	16,006
Receivable from affiliates	47,974	109,538
Other assets and prepaid costs	81,994	11,554

Total current assets	758,682	995,543
Property and equipment, net	2,612,871	1,929,747
Goodwill and intangibles, net	92,844	105,591
Investments in affiliates	577,093	620,628
Other assets	87,046	115,418
Net assets of discontinued operations	16,269	14,574

Total assets	$4,144,805	$3,781,501

LIABILITIES:
Current liabilities:
Accrued construction costs	$208,299	$168,286
Accounts payable and accrued liabilities	96,758	42,884
Current portion of long-term debt	82,406	41,630
Payable to affiliates	42,810	—
Deferred revenue	114,301	7,197

Total current liabilities	544,574	259,997
Long-term debt	1,050,086	1,159,704
Deferred revenue	717,350	282,443
Other long-term liabilities	24,039	2,825
Loans payable to affiliate	11,879	9,993

Total liabilities	2,347,928	1,714,962

MINORITY INTEREST	128,390	162,720

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 120,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 1,200,000,000 shares authorized; 68,500,000 shares issued and outstanding	685	685
Class B common stock, par value $0.01 per share, 1,200,000,000 shares authorized; 513,447,683 shares issued and outstanding	5,134	5,134
Additional paid-in capital	2,073,141	2,048,136
Accumulated deficit	(379,805)	(147,924)
Accumulated other comprehensive loss	(30,668)	(2,212)

Total shareholders’ equity	1,668,487	1,903,819

Total liabilities and shareholders’ equity	$4,144,805	$3,781,501

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenues	$33,584	$28,068	$74,840	$137,539
Operating expenses:
Cost of access and maintenance	28,998	17,866	77,357	42,064
Other operating expenses	36,574	21,098	106,472	39,665
Depreciation and amortization	29,268	23,210	79,480	116,086

	94,840	62,174	263,309	197,815

Operating loss	(61,256)	(34,106)	(188,469)	(60,276)
Other income (expense):
Minority interest	12,925	2,486	44,534	(9,632)
Equity in loss of affiliates	(16,244)	(14,969)	(48,834)	(41,703)
Interest income	6,647	3,236	27,316	11,427
Interest expense	(12,823)	(463)	(42,137)	(1,551)
Loss on write-down of investment securities	(20,000)	—	(20,000)	—
Other income (expense), net	2,201	(497)	(1,320)	(1,117)

Loss from continuing operations before provision for income taxes	(88,550)	(44,313)	(228,910)	(102,852)
Provision for income taxes	(713)	(1,353)	(3,712)	(1,353)

Loss from continuing operations	(89,263)	(45,666)	(232,622)	(104,205)
Income (loss) from discontinued operations, net of taxes	1,172	(267)	741	(267)

Net loss	$(88,091)	$(45,933)	$(231,881)	$(104,472)

Net loss per common share — basic and diluted
Loss from continuing operations	$(0.15)	$(0.09)	$(0.40)	$(0.21)
Income (loss) from discontinued operations, net of taxes	0.00	(0.00)	0.00	(0.00)

Net loss per common share	$(0.15)	$(0.09)	$(0.40)	$(0.21)

Shares used in computing basic and diluted net loss per common share	581,947,683	513,447,683	581,947,683	513,447,683

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,881)	$(104,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(741)	267
Depreciation and amortization	79,480	116,086
Amortization of deferred finance fees	3,325	—
Provision for doubtful accounts	3,879	846
Loss on write-down of investment securities	20,000	—
Equity in loss of affiliates	48,834	41,703
Minority interest	(44,534)	9,632
Changes in operating assets and liabilities	600,277	77,488

Net cash provided by operating activities	478,639	141,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from consolidating Pacific Crossing Ltd.	—	606
Cash acquired (paid) in acquisitions	(1,265)	3,068
Change in restricted cash and cash equivalents	57,710	80,299
Purchase of property and equipment	(683,485)	(459,349)
Acquisition of minority share in affiliate	—	(20,585)
Cash paid for investments	(5,299)	(25,000)

Net cash used in investing activities	(632,339)	(420,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution	23,538	292,936
Net repayments under Pacific Crossing -1 credit facility	(69,154)	—
Minority interest investment in affiliates	10,204	84,275

Net cash provided by (used in) financing activities	(35,412)	377,211

Exchange Rate Effect on Cash and Cash Equivalents	(250)	757

Net Increase (Decrease) in Cash and Cash Equivalents	(189,362)	98,557
Cash and Cash Equivalents, beginning of period	712,583	9,784

Cash and Cash Equivalents, end of period	$523,221	$108,341

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued construction costs	$52,443	$69,882
Amortization of deferred finance costs	2,136	3,409
Increase in payable to affiliates	2,677	—
Increase in interest payable	15,553	—
Capital lease obligations	6,454	—
Costs incurred for property and equipment	(762,748)	(532,640)

Cash paid for property and equipment	$(683,485)	$(459,349)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest and income taxes
Interest paid and capitalized	$71,045	$50,968

Interest paid (net of capitalized interest)	$38,031	$1,162

Cash paid for taxes	$460	$—

Details of consolidating Pacific Crossing Ltd.
Assets consolidated	$—	$1,124,138
Liabilities consolidated	—	(945,903)

	$—	$178,235

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Net loss	$(88,091)	$(45,933)	$(231,881)	$(104,472)
Unrealized loss on derivative instruments	(12,647)	—	(14,854)	—
Foreign currency translation adjustment	(3,280)	(4,007)	(13,602)	(2,424)

Comprehensive loss	$(104,018)	$(49,940)	$(260,337)	$(106,896)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)

(1) Organization and Background

Nature of Business

     Asia Global Crossing Ltd., a Bermuda company (together with its consolidated subsidiaries, the “Company” or “Asia Global Crossing”), is a leading pan-Asian telecommunications carrier providing telecommunications services, including data and web-hosting services, to wholesale and business customers. Asia Global Crossing owns 64.5% of Pacific Crossing-1, a 21,000 kilometer undersea cable that connects Japan and the United States. The Company is constructing East Asia Crossing, a 19,500 kilometer undersea fiber optic cable that connects Japan, Hong Kong, Taiwan and Korea. At September 30, 2001, East Asia Crossing has landed and was lit in Korea, and is in service in Japan, Hong Kong and Taiwan. The Company expects to extend East Asia Crossing to Singapore in the fourth quarter of 2001, to the Philippines and Malaysia in early 2002, and to China, if and when regulations permit. Both of these systems will be seamlessly connected to the Global Crossing network, which, when completed and when combined with Pacific Crossing-1 and East Asia Crossing, will consist of 162,544 announced route kilometers which will serve four continents, 27 countries and more than 200 major cities.

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

Joint Ventures

     The Company currently has joint ventures in Hong Kong, Japan, Taiwan, Korea, Singapore, and the Philippines. In Hong Kong, the Company owns 50% of Hutchison Global Crossing, a joint venture with Hutchison Telecommunications Ltd. (“HTL”), a wholly-owned subsidiary of Hutchison Whampoa. In September 2001, Hutchison Global Crossing was restructured into three separate companies: Hutchison Global Crossing Holdings Limited (fixed-line business) and two other affiliates. Each of these three companies (collectively “HGC and affiliates”) is 50/50 owned by the Company and HTL. In Japan, the Company owns 49% of Global Access Limited (“GAL”), a joint venture with Vectant, Inc.; in Taiwan, the Company owns 60% of Asia Global Crossing Taiwan Inc., a joint venture with Microelectronics Technology Inc.; in Korea, the Company owns 49% of Dacom Crossing, a joint venture with DACOM Corporation; in Singapore, the Company owns 50% of StarHub Crossing Pte Ltd., a joint venture with StarHub Pte Ltd.; and in the Philippines, the Company owns 48% of Digitel Crossing Inc., a joint venture with Digital Telecommunications Phils., Inc.

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

     Concurrent with the Company’s IPO, Global Crossing, Microsoft and Softbank contributed to the Company their aggregate interest of 50% in HGC and affiliates. HGC and affiliates’ offerings include international services, local fixed network services, and multimedia services in Hong Kong. At the same time, Global Crossing contributed its 49% interest in GAL to the Company. GAL constructs and operates a terrestrial fiber optic cable system connecting Tokyo, Osaka and Nagoya with Pacific Crossing-1, providing communication network services.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)

Acquisition

     On July 10, 2001, the Company completed its acquisition of the Asian operations of IXnet, Inc. (“IXnet Asia”) and IPC Information Systems, Inc. (“IPC Asia”) as well as the territorial rights to conduct telecommunications service businesses in Australia and New Zealand from its parent company Global Crossing, in exchange for approximately 26.8 million shares of Class B common stock of the Company. Currently, the Company is pursuing the sale of IPC Asia, in conjunction with the sale of the rest of the IPC business by Global Crossing.

(2) Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to fairly present the results of operations, financial position and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

     Concurrent with the IPO in October 2000, HGC and GAL were contributed to the Company. These contributions were accounted for by the Company similar to the pooling-of-interests method of accounting because HGC, GAL and the Company were entities under common control of Global Crossing. Prior to these contributions, Global Crossing accounted for its investments in HGC and GAL under the equity method of accounting. In preparing these condensed consolidated financial statements, GAL and HGC’s statements of operations for the three months and nine months ended September 30, 2000 have been retroactively combined with the Company’s consolidated statement of operations for the three months and nine months ended September 30, 2000, respectively, under the equity method of accounting.

     The acquisition of the Asian operations of IXnet and IPC is accounted for by the Company similar to the pooling-of-interests method of accounting because IXnet, IPC and the Company are entities under common control of Global Crossing. Accordingly, as required by GAAP, the Company has restated its financial statements to reflect the operating results and financial positions of the Asian operations of IXnet and IPC from the third quarter of 2000 forward, the date IXnet and IPC were acquired by Global Crossing. The Company’s Annual Report on Form 10-K for the year ended December 31, 2000 does not reflect the acquisition of IXnet Asia and IPC Asia.

(3) Reclassifications

     Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current year presentation.

(4) Recent Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The adoption of SFAS 141 did not have an impact on the Company’s financial position, results of operations, earnings per share or cash flows. SFAS 142, requires goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for impairment. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of September 30, 2001, the Company has $92.8 million goodwill and intangibles, and $423.0 million embedded goodwill in investments in affiliates, respectively. For the nine months ended September 30, 2001, the Company recorded $9.4 million amortization expenses related to goodwill and intangibles; and $13.6 million equity in loss of affiliates related to the amortization of embedded goodwill. The amortization of these existing goodwill and intangibles, and embedded goodwill will be reduced upon adoption of SFAS 142, however, impairment reviews may result in periodic write-down subsequent to the date of adoption.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement establishes common accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The Company will adopt SFAS 143 on January 1, 2003 and does not expect the implementation of this standard will have a material effect on its financial position or results of operations.

     In August 2001 the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations”. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this Statement.

(5) Discontinued Operations

     In October 2001, Global Crossing announced its planned sale of IPC, a leading provider of desktop trading systems to the global financial community. The Company will pursue the sale of its Asian operations of IPC, in conjunction with the sale of the rest of the IPC business by Global Crossing. Due to this anticipated sale, the Company’s financial statements have reflected the Asian operations of IPC as a discontinued operation. The Company does not anticipate incurring any loss from the disposal of this business segment.

     Net assets of discontinued operations and income (loss) from discontinued operations consist of the following (in thousands):

Balance Sheet Data:

	September 30,	December 31,
	2001	2000

Assets	$18,184	$16,074
Liabilities	(1,915)	(1,500)

Net assets of discontinued operations	$16,269	$14,574

Income Statement Data:

	Three Months Ended		Nine Months Ended (a)

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenues	$6,255	$1,266	$8,259	$1,266
Expenses	5,094	1,533	7,513	1,533

Operating income (loss)	1,161	(267)	746	(267)
Other income (expenses)	11	—	(5)	—

Income (loss) from discontinued operations, net of taxes	$1,172	$(267)	$741	$(267)

(a)	The income statement data for the nine months ended September 30, 2000 included three-months of IPC Asia’s operating results as the Company accounted for the acquisition of IPC Asia using as if “pooling-of-interests” method of accounting and consolidated IPC Asia’s financial statements from third quarter of 2000 forward, the date IPC was acquired by Global Crossing.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)

(6) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Transmission equipment	$1,958,387	$1,490,583
Leasehold improvements	10,176	8,023
Furniture, fixtures and equipment	46,050	16,014

Total property and equipment	2,014,613	1,514,620
Less: accumulated depreciation	(226,346)	(151,056)

	1,788,267	1,363,564
Construction in progress	824,604	566,183

Property and equipment, net	$2,612,871	$1,929,747

(7) Investments in Affiliates

     The Company’s investments in affiliates consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Investment in GAL	$8,026	$14,454
Investment in HGC and affiliates	563,946	606,174
Investment in other joint ventures	5,121	—

Investments in affiliates	$577,093	$620,628

     The summarized combined statements of operations data of GAL are as follows (the average exchange rates of approximately JPY¥123=$1.00 and JPY¥108=$1.00 have been used to translate GAL’s financial information in Japanese yen into U.S. dollars for the three months ended September 30, 2001 and 2000, respectively) (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Revenues	$11,946	$6,936	$29,870	$15,024
Operating loss	(4,568)	(4,253)	(11,895)	(11,673)
Net loss	$(5,001)	$(4,996)	$(13,199)	$(13,125)

     The summarized combined statements of operations data of HGC and affiliates are as follows (the average exchange rate of approximately HK$7.80=$1.00 has been used to translate HGC’s financial information in Hong Kong dollars into U.S. dollars) (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Revenues	$37,333	$32,192	$103,557	$91,987
Operating loss	(11,492)	(10,360)	(36,478)	(27,531)
Net loss	$(12,677)	$(10,693)	$(39,887)	$(27,510)

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)

(8) Loss on Write-down of Investment Securities

     In the third quarter of 2001, the Company recorded a one-time charge of $20.0 million related to its available-for-sale investment securities of a minority strategic investment under the provision of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. This charge represented a decline in the market value of such investment securities that was deemed to be other than temporary.

(9) Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for the changes in fair value of a derivative depends on the use of the derivative. The cumulative effect of adopting these new accounting standards did not have a material effect on the Company’s results of operations or its financial position for the periods presented in the financial statements included herein.

     The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate risk and foreign currency exchange risk, which exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. These derivative financial instruments take the form of interest rate swap agreements and foreign currency forward contracts. The fair value of the interest rate swap agreement was a loss of $14.9 million at September 30, 2001. The fair value of the foreign currency forward contract was not material as of September 30, 2001. The Company designates derivatives as either fair value hedges or cash flow hedges. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income or loss (“OCI” or “OCL”) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. At September 30, 2001, the Company only utilized cash flow hedges. No amounts were recorded into earnings for the three and nine months ended September 30, 2001. The Company also does not expect any net derivative losses included in OCI that will be reclassified into earnings within the next twelve months.

(10) Net Loss Per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net loss per share is computed similar to basic net loss per share while giving effect to all potentially diluted common shares that were outstanding during the period. Dilutive options did not have an effect on the computation of diluted net loss per share for the three and nine months ended September 30, 2001 and 2000, respectively, since they were anti-dilutive.

(11) Related Party Transactions

     During the normal course of business, the Company has entered into various transactions with certain related parties. The following information should be read in conjunction with the footnote 10 — Related Party Transactions in the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

     Revenues generated from sales to third-party customers through Global Crossing were approximately $14.4 million and $14.9 million for the three months ended September 30, 2001 and 2000, respectively. Such sales were approximately $24.1 million and $89.5 million for the nine months ended September 30, 2001 and 2000, respectively.

     For the three months ended September 30, 2001 and 2000, the Company purchased network capacity of approximately $0.9 million and $8.8 million, respectively, from its non-consolidated joint ventures. During the nine months ended September 30, 2001 and 2000, such capacity purchases were $26.2 million and $44.1 million, respectively. During the three months ended September 30, 2001 and 2000, the Company also purchased network capacity of approximately $3.7 million and $6.6 million, respectively, from Global Crossing. During the nine months ended September 30, 2001 and 2000, such purchases were $6.8 million and $25.1 million, respectively.

ASIA GLOBAL CROSSING LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)

     On October 4, 2001, the Company announced in a joint press release with Global Crossing that John J. Legere, currently Chief Executive Officer and a director of the Company, would assume the chief executive officer position of Global Crossing. In connection with Mr. Legere’s new role as CEO of both the Company and Global Crossing, the Company, Global Crossing and Mr. Legere entered into an employment agreement pursuant to which, among other things, (1) Mr. Legere is permitted to serve simultaneously as the chief executive officer of the Company and Global Crossing and use his discretion to allocate his time and efforts between the two companies, (2) Mr. Legere’s combined salary is $1.1 million per year and his annual target bonus for 2002 and thereafter will be equal to 125% of his base salary, (3) Mr. Legere received a sign-on bonus from Global Crossing equal to $3.5 million, net of taxes, (4) Mr. Legere became entitled to an income tax gross-up by Global Crossing in respect of the existing $15 million loan made by the Company to Mr. Legere under the Unsecured Promissory Note dated on or about February 12, 2000 (the “Legere Note”), and (5) the Company and Global Crossing agree that they will pay Mr. Legere cash compensation on a pro rata basis to be agreed upon from time to time by the Compensation Committees of the Company and Global Crossing after taking into consideration the time commitment of Mr. Legere to each of the two companies and such other factors as such committees shall deem appropriate. Also, it was agreed that Global Crossing or a subsidiary thereof would assume, in whole or in part, the approximately $10 million outstanding loan amount under the Legere Note.

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

     On July 10, 2001, we completed our acquisition of the Asian operations of IXnet and IPC as well as the territorial rights to conduct telecommunications service businesses in Australia and New Zealand. Currently, we are pursuing the sale of the Asian operation of IPC, in conjunction with the sale of the rest of IPC business by Global Crossing.

     In December 1999, the first segment of Pacific Crossing-1 commenced service, and the full ring was completed in December 2000. In January 2001, the first segment of East Asia Crossing connecting Hong Kong and Japan commenced service. During the quarter, the northern ring of East Asia Crossing was completed. Currently, East Asia Crossing has landed and was lit in Korea, and is in service in Japan, Hong Kong and Taiwan.

     Our revenue through the end of year 2000 was primarily derived from the sale of wholesale bandwidth capacity on Pacific Crossing-1. In year 2001, our revenue is derived from the sale of data and maintenance services to wholesale and business customers and the sale of wholesale bandwidth capacity on Pacific Crossing-1 and East Asia Crossing.

     Since Pacific Crossing-1 and East Asia Crossing commenced service, wholesale bandwidth pricing in the trans-Pacific and pan-Asia market has significantly declined. We expect that wholesale bandwidth pricing in the trans-Pacific and pan-Asia market will continue to decline in future years, as the supply of trans-Pacific and pan-Asia bandwidth capacity increases. Likewise, we expect prices to decline in other markets in which we will operate.

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

     We conduct our business through a number of entities, many of which are not consolidated since we do not exercise effective control of these entities. We present certain proportionate financial metrics which we believe reflect the economic results of the business in this context. In calculating the proportionate metrics, we apply our legal ownership percentage of joint ventures, even though we do not have direct access to the underlying cash flows belonging to such ventures. These proportionate metrics should not be considered as an alternative to any measure of performance as promulgated under GAAP. In calculating Proportionate Cash Revenue, cash received by Asia Global Crossing and its affiliates for capacity purchases on specific systems are treated as cash received by the companies which provide the capacity. In addition, management makes certain estimates and assumptions since, among other things, Cash Revenue may be associated with capacity selections that the customer may make at a later time. Actual amounts and results could differ from those estimates.

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

     We define “Proportionate Cash Revenue” as the sum of the Cash Revenue allocated to us and our joint ventures, plus incremental Cash Revenue contributions from these joint ventures, in each case multiplied by our ownership of each entity.

     We define “Proportionate Adjusted EBITDA” as Proportionate Cash Revenue less the Cash Operating Expenses of us and our joint ventures, in each case multiplied by our ownership percentage of such entities. We define “Cash Operating Expense” as operating expenses excluding goodwill and intangible amortization, depreciation and amortization including non-cash cost of capacity sold, and stock-related expenses.

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

     The following table represents the selected unaudited consolidated financial data for the three months ended September 30, 2001 and 2000, respectively (in thousands):

	Three Months Ended (1)

	September 30, 2001	September 30, 2000

Revenues	$33,584	$28,068
Proportionate Cash Revenue	128,945	63,945
Proportionate Adjusted EBITDA	41,381	6,694
Revenues:
Sales-type leases	$—	$17,013
Services (2)	29,056	10,197
Amortization of prior period IRU’s	4,528	858

Total Revenues	$33,584	$28,068

Adjusted EBITDA:
Operating loss	$(61,256)	$(34,106)
Depreciation and amortization	29,268	23,210
Cash portion of the change in deferred revenue	49,466	50,791

Adjusted EBITDA	$17,478	$39,895

Proportionate Cash Revenue and Proportionate Adjusted EBITDA
Cash Revenue	$83,050	$78,859
Adjustments:
Cash Revenue proportionately allocated to other companies (3)	25,595	(31,992)
Incremental contributions from non-consolidated joint ventures (4)	20,300	17,078

Proportionate Cash Revenue	$128,945	$63,945
Less: Proportionate cash operating expense (5)	(87,564)	(57,251)

Proportionate Adjusted EBITDA	$41,381	$6,694

(1)	The amounts reflected IXnet Asia’s results and the discontinued operation treatment of IPC Asia business.

(2)	Services revenue for the quarter ended September 30, 2001 includes OA&M revenue of $7.5 million and International Private Line lease revenue from carriers of $4.7 million. For the quarter ended September 30, 2000, $2.6 million of OA&M revenue and $0 of International Private Line lease revenue from carriers were included.

(3)	This amount represents other companies’ ownership percentage of joint ventures multiplied by the Cash Revenue allocated to such entities. The calculation of this amount requires management to make certain estimates and assumptions since, among other things, Cash Revenue may be associated with capacity selections that the customer may make at a later time. Actual amounts and results could differ from those estimates. During the current quarter, $36.6 million of Proportionate Cash Revenue was attributed to the capacity selection associated with previous cash receipts.

(4)	This amount represents Cash Revenue generated by business between the Company’s non-consolidated joint ventures and third parties multiplied by the Company’s ownership percentage.

(5)	This amount represents the Company’s ownership percentage in cash operating expenses of the Company and its affiliates. Cash operating expense is defined as operating expense plus goodwill and intangible amortization, depreciation and amortization, which includes non-cash cost of capacity sold, and stock-related expenses.

     Revenues. Revenues for the current quarter were $33.6 million, compared to $28.1 million in the same quarter of 2000, an increase of $5.5 million, or 19.6%. Revenue in the third quarter of 2000 included $17.0 million of sales-type lease revenue. In accounting for a sales-type lease, revenue is recognized upon payment and activation of the circuits rather than amortized over the life of the lease. We have de-emphasized such type of transactions with our customers. Excluding the impact of $17.0 million of sales-type lease revenue in the third quarter of 2000, revenues for the third quarter of 2001 increased $22.5 million. The growth was primarily due to an $18.8 million increase in recurring services revenue and a $3.7 million increase in the amortization of Indefeasible Right to Use (“IRU”) deferred revenues. The increase of recurring services revenue was primarily due to a $4.9 million increase in OA&M revenue as a result of the increasing number of activated IRUs, and the growth in data service business as we gained a larger customer base in the market.

     Proportionate Cash Revenue. Proportionate Cash Revenue for the third quarter of 2001 increased to $128.9 million from $63.9 million in the same quarter of 2000, an increase of $65.0 million, or 101.7%, primarily attributable to the increased contribution from our subsea cable systems and increased services revenue. The contribution from our subsea cable systems increased $30.8 million, or 131.6% as compared to the same quarter of prior year. During the current quarter, a $36.6 million of Proportionate Cash Revenue was a result of capacity selection made by a customer associated with cash received in prior quarters. The services revenue increased $39.9 million in the current quarter as compared to the same period in 2000. In the current quarter, we continued to roll out our suite of IP services throughout the Asia region and now we offer services in nine major cities in Asia. During the same quarter of last year, we were in the early phase of our IP services offering in limited cities in Asia. Included in Proportionate Cash Revenue was $32.7 million received from carrier customers to whom Global Crossing or we made purchase commitments during the quarter. Payments made by us to such carriers during the quarter totaled approximately $34.8 million. See “Liquidity and Capital Resources”.

     Cost of access and maintenance. For the three months ended September 30, 2001, cost of access and maintenance increased to $29.0 million from $17.9 million in the same period of 2000, an increase of $11.1 million, or 62.0%, due primarily to the increased cost of access associated with the continued growth in sales of our international data services and increased maintenance costs for our expanding network. The cost of access increased approximately $8.2 million in the current quarter as compared to the same quarter in the prior year. The slight increase in maintenance costs of our network was because East Asia Crossing segments became operational since the first quarter of this year. In the third quarter of 2000, only Pacific Crossing - 1 was in operation.

     Other operating expenses. Other operating expenses increased to $36.6 million for the quarter ended September 30, 2001 from $21.1 million in the comparable 2000 period, an increase of $15.5 million, or 73.5%, primarily due to the continued expansion of our business and operations throughout the year. As our business continued to grow, costs of sales and marketing, customer support, internal network support and operation, and general administration increased accordingly.

     Depreciation and amortization. Depreciation and amortization expense for the third quarter of 2001 increased to $29.3 million from $23.2 million in the same quarter of 2000, an increase of $6.1 million, or 26.3%. Depreciation and amortization expense includes non-cash cost of capacity sold resulting from capacity sales that meet the qualifications of sales-type lease accounting. For the quarter ended September 30, 2001, there was no non-cash cost of capacity sold because we have de-emphasized sales-type leases with customers. For the third quarter of 2000, the non-cash cost of capacity sold included in depreciation and amortization expense was approximately $13.3 million. Excluding the impact of non-cash cost of capacity sold, depreciation and amortization expense for the third quarter of 2001 would have increased $19.4 million, due primarily to additional depreciation expense incurred for Pacific Crossing-1, of which the full ring became fully operational at the end of 2000, but only the first segment was operational in the first quarter of 2000. In 2001, depreciation began on certain segments of East Asia Crossing, which became operational during the year. The depreciation of capacity purchased from affiliates also contributed to a small portion of the increase.

     Minority interest. Minority interest represents the minority partner’s interest in the income or loss of our consolidated joint ventures, primarily Pacific Crossing Ltd. For the third quarter of 2001, minority interest was $12.9 million, compared to $2.5 million in the comparable prior year period. Pacific Crossing Ltd. incurred larger losses in the third quarter of 2001, due primarily to the decrease in sales-type lease revenue, and increases of depreciation and amortization, and interest expense as a result of the completion of PC-1 construction at the end of 2000. Upon completion of system construction, interest costs are no longer capitalized and depreciation commences.

     Equity in loss of affiliates. Equity in loss of affiliates for the three months ended September 30, 2001 increased to $16.2 million from $15.0 million in the comparable prior year period, an increase of $1.2 million, or 8%, primarily due to a larger loss incurred by HGC and affiliates.

     Interest income. Interest income increased to $6.6 million in the third quarter of 2001 from $3.2 million for the third quarter of 2000, an increase of $3.4 million, or 106.3%. The significant increase was primarily due to investment returns on cash received from our initial public offering and senior notes offering in October 2000 and capacity sales.

     Interest expense. For the third quarter of 2001, interest expense increased to $12.8 million from $0.5 million in the comparable prior year period, an increase of $12.3 million, due primarily to interest incurred under the Pacific Crossing-1 credit facility not being capitalized in the third quarter of 2001.

     Loss on write-down of investment securities. For the third quarter of 2001, we recorded a one-time charge of $20.0 million related to our available-for-sale investment securities of a minority strategic investment under the provision of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. This charge represented a decline in the market value of such investment securities that was deemed to be other than temporary.

     Provision for income taxes. Bermuda does not impose a statutory income tax and consequently the provision for income taxes of $0.7 million recorded in the third quarter of 2001 related to income earned by certain subsidiaries which are located in jurisdictions which impose or may impose income taxes.

     Proportionate Adjusted EBITDA. For the three months ended September 30, 2001, Proportionate Adjusted EBITDA increased to $41.4 million from $6.7 million in the same period of 2000, an increase of $34.7 million, due primarily to a $65.0 million increase in Proportionate Cash Revenue, partially offset by a $30.3 million increase in proportionate operating expenses due to growing operating activities.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

     The following table represents the selected unaudited consolidated financial data for the nine months ended September 30, 2001 and 2000, respectively (in thousands):

	Nine Months Ended (1)

	September 30, 2001	September 30, 2000

Revenues	$74,840	$137,539
Proportionate Cash Revenue	540,296	215,683
Proportionate Adjusted EBITDA	300,179	84,299
Revenues:
Sales-type leases	$—	$123,165
Services (2)	67,522	12,994
Amortization of prior period IRU’s	7,318	1,380

Total Revenues	$74,840	$137,539

Adjusted EBITDA:
Operating loss	$(188,469)	$(60,276)
Depreciation and amortization	79,480	116,086
Cash portion of the change in deferred revenue	542,551	116,904

Adjusted EBITDA	$433,562	$172,714

Proportionate Cash Revenue and Proportionate Adjusted EBITDA
Cash Revenue	$617,391	$254,443
Adjustments:
Cash Revenue proportionately allocated to other companies (3)	(133,135)	(85,735)
Incremental contributions from non-consolidated joint ventures (4)	56,040	46,975

Proportionate Cash Revenue	$540,296	$215,683
Less: Proportionate cash operating expense (5)	(240,117)	(131,384)

Proportionate Adjusted EBITDA	$300,179	$84,299

(1)	The amounts reflected IXnet Asia’s results and the discontinued operation treatment of IPC Asia business.

(2)	Services revenue for the nine months ended September 30, 2001 includes OA&M revenue of $14.8 million and International Private Line lease revenue from carriers of $8.1 million. For the nine months ended September 30, 2000, $5.4 million of OA&M revenue and $0 of International Private Line lease revenue from carriers were included.

(3)	This amount represents other companies’ ownership percentage of joint ventures multiplied by the Cash Revenue allocated to such entities. The calculation of this amount requires management to make certain estimates and assumptions since, among other things, Cash Revenue may be associated with capacity selections that the customer may make at a later time. Actual amounts and results could differ from those estimates.

(4)	This amount represents Cash Revenue generated by business between the Company’s non-consolidated joint ventures and third parties multiplied by the Company’s ownership percentage.

(5)	This amount represents the Company’s ownership percentage in cash operating expenses of the Company and its affiliates. Cash operating expense is defined as operating expense plus goodwill and intangible amortization, depreciation and amortization, which includes non-cash cost of capacity sold, and stock-related expenses.

     Revenues. Revenues for the nine months ended September 30, 2001 were $74.8 million, compared to $137.5 million in the same period of 2000, a decrease of $62.7 million, or 45.6%. Revenue in the nine months ended September 30, 2000 included $123.2 million of sales-type lease revenue. In accounting for a sales-type lease, revenue is recognized upon payment and activation of the circuits rather than amortized over the life of the lease. We have de-emphasized such type of transactions with our customers. Excluding the impact of $123.2 million of sales-type lease revenue in the nine months ended September 30, 2000, revenues for the nine months ended September 30, 2001 increased $60.5 million. The growth was primarily due to a $54.5 million increase in recurring services revenue and a $5.9 million increase in the amortization of IRU deferred revenues. The increase of recurring services revenue was primarily due to a $9.5 million increase in OA&M revenue as a result of the increasing number of activated IRUs, and the growth in data service business as we gained a larger customer base in the market.

     Proportionate Cash Revenue. Proportionate Cash Revenue for the nine months ended September 30, 2001 increased to $540.3 million from $215.7 million in the same period of 2000, an increase of $324.6 million, or 150.5%, primarily attributable to the increased contribution from our subsea cable systems and increased services revenue. The contribution from our subsea cable systems increased $156.8 million, or 155.1% as compared to the same quarter of the prior year. The increase was primarily due to an increase of capacity sales on our network. The services revenue increased $ 126.7 million in the current period as compared to comparable 2000 period. In 2001, we continued to roll out our suite of IP services throughout the Asia region and now we offer services in nine major cities in Asia. During last year, we were in the early phase of our IP services offering in limited cities in Asia. Included in Proportionate Cash Revenue was $307.7 million received from carrier customers to whom Global Crossing or we made purchase commitments during the nine months ended September 30, 2001. Payments made by us to such carriers for the three months ended September 30, June 30, and March 31, 2001 totaled $0, $82.0 million and $34.8 million, respectively. See “Liquidity and Capital Resources”.

     Cost of access and maintenance. For the nine months ended September 30, 2001, cost of access and maintenance increased to $77.4 million from $42.1 million in the same period of 2000, an increase of $35.3 million, or 83.8%, primarily due to the increased cost of access associated with the continued growth in our international data products and the increased maintenance costs for our expanding network. The cost of access increased approximately $26.9 million in the nine months ended September 30, 2001 as compared to the same period in the prior year. The maintenance costs of our network increased $6.9 million as East Asia Crossing segments became operational since first quarter of 2001. In the first nine months of 2000, only Pacific Crossing - 1 was in operation.

     Other operating expenses. Other operating expenses increased to $106.5 million for the nine months ended September 30, 2001 from $39.7 million in the comparable prior year period, an increase of $66.8 million, or 168.3%, primarily due to the continued expansion of our business and operations throughout the year. As our business continued to grow, costs of sales and marketing, customer support, internal network support and operation, and general administration increased accordingly.

     Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2001 decreased to $79.5 million from $116.1 million, a decrease of $36.6 million, or 31.5%. Depreciation and amortization expense includes non-cash cost of capacity sold resulting from capacity sales that meet the qualifications of sales-type lease accounting. For the nine months ended September 30, 2001, there was no non-cash cost of capacity sold because we have de-emphasized sales-type leases with customers. For the nine months ended September 30, 2000, the non-cash cost of capacity sold included in depreciation and amortization expense was $98.2 million. Excluding the impact of non-cash cost of capacity sold, depreciation and amortization expense for the nine months ended September 30, 2001 would have increased $61.6 million, due primarily to additional depreciation expense incurred for Pacific Crossing-1, of which the full ring became fully operational at the end of 2000, but only the first segment was operational in the first quarter of 2000. In 2001, depreciation began on certain segments of East Asia Crossing, which became operational during the year. The depreciation of capacity purchased from affiliates also contributed to a small portion of the increase.

     Minority interest. Minority interest represents the minority partner’s interest in the income or loss of our consolidated joint ventures, primarily Pacific Crossing Ltd. For the nine months ended September 30, 2001, minority interest was $44.5 million, compared to $(9.6) million in the comparable prior year period. Pacific Crossing Ltd. recorded net loss in the first nine months of 2001, due primarily to the decrease in sales-type lease revenue, and increase in depreciation and amortization, and interest expense as a result of the completion of PC-1 construction at the end of 2000. Upon completion of system construction, interest costs are no longer capitalized and depreciation commences. In the first nine months of 2000, Pacific Crossing Ltd. recorded net income.

     Equity in loss of affiliates. Equity in loss of affiliates for the nine months ended September 30, 2001 increased to $48.8 million from $41.7 million in the comparable prior year period, an increase of $7.1 million, or 17%, primarily due to a larger loss incurred by HGC and affiliates.

     Interest income. Interest income increased to $27.3 million in the first nine months of 2001 from $11.4 million for the same period of 2000, an increase of $15.9 million, or 139.5%. The significant increase was primarily due to investment returns on cash received from our initial public offering and senior notes offering in October 2000 and capacity sales.

     Interest expense. For the nine months ended September 30, 2001, interest expense increased to $42.1 million from $1.6 million in the comparable prior year period, an increase of $40.5 million, due primarily to interest incurred under the Pacific Crossing-1 credit facility not being capitalized in 2001.

     Loss on write-down of investment securities. For the nine months ended September 30, 2001, we recorded a one-time charge of $20.0 million related to our available-for-sale investment securities of a minority strategic investment under the provision of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. This charge represented a decline in the market value of such investment securities that was deemed to be other than temporary.

     Provision for income taxes. Bermuda does not impose a statutory income tax and consequently the provision for income taxes of $3.7 million recorded in the nine months ended September 30, 2001 related to income earned by certain subsidiaries which are located in jurisdictions which impose or may impose income taxes.

     Proportionate Adjusted EBITDA. For the nine months ended September 30, 2001, Proportionate Adjusted EBITDA increased to $300.2 million from $84.3 million in the same period of 2000, an increase of $215.9 million, due primarily to a $324.6 million increase in Proportionate Cash Revenue, partially offset by a $108.7 million increase in proportionate operating expenses due to growing operating activities.

Liquidity and Capital Resources

     The Company’s principal sources of capital and liquidity are expected to be existing cash balances, cash flows from operations, the Pacific Crossing-1 credit facility and a $400 million subordinated stand-by credit facility provided by Global Crossing (the “Parent Credit Facility”).

     Under the Parent Credit Facility, Global Crossing has agreed to lend us up to $400 million on a subordinated basis. Global Crossing has committed to keep half of this facility available for borrowings until December 31, 2002, and has committed to keep the remainder of this facility available for borrowings until we achieve certain financial performance targets. We are permitted to use the proceeds of the Parent Credit Facility to build out our network, to pay operating expenses, interest on the Senior Notes, the Parent Credit Facility and other indebtedness and for general corporate purposes. Borrowings under the Parent Credit Facility will bear interest at a rate of 14.875%. The Parent Credit Facility will mature six months after the maturity date of the Senior Notes, and no principal will be payable until maturity. As of September 30, 2001, there was no outstanding balance under the Parent Credit Facility.

     As of September 30, 2001, we had $523.5 million in cash and cash equivalents and $88.2 million in restricted cash and cash equivalents. In addition, we had $45.6 million in unused borrowing capacity under the Pacific Crossing-1 credit facility and $400 million in unused borrowing capacity under the Parent Credit Facility.

     Net cash provided by operating activities was $478.6 million for the nine months ended September 30, 2001, compared to $141.6 million for the comparable period of 2000. The $337.0 million increase in cash flow from operating activities is mainly attributable to cash received from capacity sales, partially offset by increased cash operating expenses and prepayments for purchased capacity. Cash flow from operating activities during the first and second quarters of 2001 was $211.2 million and $217.7 million, respectively, and in the third quarter was $49.7 million. This decrease in the third quarter is primarily attributable to a decrease of cash revenue from capacity sales. It is unlikely that capacity sales in the fourth quarter of 2001 will return to levels similar to those in the first two quarters, and there can be no assurance as to when or if capacity sales will return to these levels. In addition, you should consider that a significant portion of cash flows from capacity sales may be required to be used to purchase associated capacity from joint ventures in which the Company is an investor and from Global Crossing, and such purchases may be shown as capital expenditures rather than reductions in cash flow from operations. Cash paid to such affiliated companies is not directly available to the Company.

     Net cash used in investing activities was $632.3 million for the nine months ended September 30, 2001, compared to $421.0 million for the same period of 2000. The increase of $211.3 million was primarily due to construction of East Asia Crossing and capacity purchases.

     We entered into several agreements with various carrier customers for the purchase or lease of capacity and co-location space. These transactions were implemented in order to acquire cost-effective local network expansions; to provide for cost-effective alternatives to new construction in certain markets in which the Company anticipates shortage of capacity; and to provide additional levels of physical diversity in the network. Payments made by us to such carriers totaled $34.8 million, $82.0 million and $0 for the three months ended September 30, June 30 and March 31, 2001, respectively.

     Net cash provided by (used in) financing activities was $(35.4) million and $ 377.2 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease was primarily due to capital contributions in the first nine months of 2000 from our founding shareholders prior to our IPO in October 2000 and repayments of the PC-1 credit facility during the first nine months of 2001.

     As of September 30, 2001, the remaining committed construction cost for East Asia Crossing was approximately $195.5 million through the end of 2002 and the remaining committed construction cost for the upgrade of Pacific Crossing-1 was approximately $5.1 million.

     Our consolidated cash paid for capital expenditures for 2001 is expected to be $900.0 million to $1.0 billion, of which $683.5 million was incurred during the first nine months of 2001.

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

     Under another OA&M agreement, Pacific Crossing Ltd. is committed to paying GAL JPY600 million (approximately $5.1 million based on the exchange rate at September 30, 2001) each year through 2002, increasing by 3.0% thereafter through 2007.

     The OA&M services on East Asia Crossing are provided by Global Crossing. For the nine months ended September 30, 2001, the aggregate OA&M expense was approximately $9.6 million. We expect this expense will increase as more segments of East Asia Crossing are completed.

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

     We have a substantial amount of indebtedness. Based upon management’s current expectations, we believe that our existing cash balances, cash flows from operations, and unused borrowing capacity under the Pacific Crossing-1 credit facility and the Parent Credit Facility (the "Facilities”) will be adequate to meet our anticipated requirements for working capital, capital expenditures, discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There is a reasonable probability that a financial covenant relating to the credit facility for Pacific Crossing Ltd., a 64.5%-owned subsidiary of the Company, will not, as of January 1, 2002, be satisfied. Failure to satisfy this covenant is not an event of default under the Pacific Crossing-1 credit facility, and does not limit the ability to draw any remaining amounts under the facility. Such failure would, however, require Pacific Crossing Ltd. to pay 100% of excess cash flow, as defined under the facility, to the lenders thereunder instead of 50% of excess cash flow as required when the borrower is in compliance with this covenant.

     In any case, there can be no assurance that our business will continue to generate cash flow at or above current levels or that funds will be available under the Facilities. Also, there can be no assurance that our business and our continued ability to raise capital will be adequate to meet our anticipated requirements for working capital, capital expenditures, discretionary investments, interest payments and scheduled principal payments. If we believe that we will be unable to meet current capital needs, we may be required to reduce capital expenditures, including through suspension or termination of network constructions contracts; refinance all or a portion of our existing debt; or obtain additional financing. There can be no assurance that such refinancing or additional financing will be available to us.

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

Information Regarding Forward-Looking Statements

     We have included “forward-looking statements” throughout this Quarterly Report on Form 10-Q. These forward-looking statements describe management’s intentions, beliefs, expectations or predictions for the future. We use the words “believe,” “anticipate,” “expect,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include:

•	the ability to complete systems within the currently estimated time frames and budgets;

•	the ability to compete effectively in a rapidly evolving and price competitive marketplace;

•	changes in business strategy;

•	changes in the nature of telecommunications regulation in the United States, Asia and other countries;

•	the successful integration of newly-acquired businesses;

•	the ability of the Company to continue to have access to capital; and

•	the impact of technological change.

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

	Expected Year of Maturity							Fair Value
								September 30,
	2001	2002	2003	2004	2005	Thereafter	Total	2001

	(In thousands)
DEBT:
Pacific Crossing - 1 Credit Facility	$71,229	$81,776	$103,260	$115,760	$94,207	$266,066	$732,298	$732,298
Average interest rates — variable	(1)	(1)	(1)	(1)	(1)	(1)
Senior Notes due 2010	—	—	—	—	—	$408,000	$408,000	$219,980
Average interest rates — fixed						13.38%
DERIVATIVE INSTRUMENTS:
Interest rate swap floating for fixed
Contract notional amount	—	—	—	—	$500,000	—	$500,000	$(14,855)
Fixed rate paid by the Company					5.00%
Floating rate paid by counterparty					(2)

(1)	The interest rates are one-month US dollar LIBOR + 2.00 — 2.25%, which were 4.7 — 4.9% as of September 30, 2001.

(2)	The interest rate is one-month United States dollar LIBOR, which was 2.7% as of September 30, 2001.

     A hypothetical 10% change in interest rate would result in an increase or decrease of approximately $2.7 million to the fair value of financial instruments with exposures to interest rate risk as of September 30, 2001.

Foreign Currency Risk

     We transact business in various foreign currencies, and are subject to certain foreign exchange risks. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain of our foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign currency transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. In April 2001, we entered into a foreign exchange forward contract in Japanese yen. The contract has a notional value of $23.8 million and matures in October 2001. Notional amounts do not quantify market or credit exposure or represent our assets or liabilities, but are used in the calculation of cash settlements under the contracts.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not presently subject to any material legal claims or proceedings.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     After giving effect to changes occurring during the year 2001 in the composition of the Board of Directors and the committees thereof, the following table sets forth the names, ages and positions (including Board committee memberships) of the directors of the Company as of November 14, 2001.

Name	Age	Positions with Asia Global Crossing

Gary Winnick	54	Chairman of the Board and Director; Chairman of Executive Committee
Lodwrick M. Cook	73	Co-Chairman of the Board and Director; Chairman of Nominating Committee and member of Executive Committee
Mark Attanasio	44	Director; Chairman of Audit Committee and member of Compensation Committee
Norman Brownstein	58	Director; Member of Nominating Committee
Joseph P. Clayton	52	Director
William S. Cohen	61	Director; Member of Compensation Committee
Steven J. Green	56	Director; Member of Nominating Committee
Eric Hippeau	50	Director; Member of Executive and Nominating Committees
Pieter Knook	43	Director; Member of Executive Committee
Geoffrey J.W. Kent	59	Director; Chairman of Compensation Committee and member of Audit Committee
Maria Elena Lagomasino	52	Director; Member of Audit Committee
John J. Legere	43	Director; Member of Executive Committee; Chief Executive Officer
John M. Scanlon	59	Director; Vice Chairman of the Board

     On October 4, 2001, the Company announced in a joint press release with Global Crossing that John J. Legere, currently Chief Executive Officer and a director of the Company, would assume the chief executive officer position of Global Crossing. In connection with Mr. Legere’s new role as CEO of both the Company and Global Crossing, the Company, Global Crossing and Mr. Legere entered into an employment agreement pursuant to which, among other things, (1) Mr. Legere is permitted to serve simultaneously as the chief executive officer of the Company and Global Crossing and use his discretion to allocate his time and efforts between the two companies, (2) Mr. Legere’s combined salary is $1.1 million per year and his annual target bonus for 2002 and thereafter will be equal to 125% of his base salary, (3) Mr. Legere received a sign-on bonus from Global Crossing equal to $3.5 million, net of taxes, (4) Mr. Legere became entitled to an income tax gross-up by Global Crossing in respect of the existing $15 million loan made by the Company to Mr. Legere under the Unsecured Promissory Note dated on or about February 12, 2000 (the “Legere Note”), and (5) the Company and Global Crossing agree that they will pay Mr. Legere cash compensation on a pro rata basis to be agreed upon from time to time by the Compensation Committees of the Company and Global Crossing after taking into consideration the time commitment of Mr. Legere to each of the two companies and such other factors as such committees shall deem appropriate. Also, it was agreed that Global Crossing or a subsidiary thereof would assume, in whole or in part, the approximately $10 million outstanding loan amount under the Legere Note.

     On October 9, 2001, the Company announced that the Board of Directors elected William Barney President, Business Services of the Company. Mr. Barney will be responsible for all aspects of sales and service delivery to enterprise customers including customer care, product development and management, and network deployment and operations.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number	Description

10.1	Employment Agreement, dated as of October 3, 2001, among Global Crossing Ltd., Asia Global Crossing Ltd. and John J. Legere (filed herewith).
10.2	Employment Agreement, dated as of October 1, 2001, between Asia Global Crossing Ltd. and William Barney and Asia Global Crossing Ltd. (filed herewith).
10.3	Shareholders’ Agreement relating to Hutchison Global Crossing Holdings Limited, dated September 24, 2001, among Hutchison Telecommunications Limited, Hutchison Whampoa Limited, Global Crossing Ltd., Asia Global Crossing Ltd. and Hutchison Global Crossing Holdings Limited (filed herewith).

(b)  Reports on Form 8-K.

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA GLOBAL CROSSING LTD.

By:	/s/ Stefan C. Riesenfeld

Name: Stefan C. Riesenfeld Title: Chief Financial Officer

November 14, 2001